Form 10-Q
period 2022-06-30
Canna-Global Acquisition Corp
filed 2022-08-19
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41102

Canna-Global Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3692449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

310-496-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant of one share of Common Stock	CNGLU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	CNGL	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	CNGLW	The Nasdaq Stock Market LLC
Representative’s shares of Class A common stock	CNGL	The Nasdaq Stock Market LLC

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 19, 2022, there were 23,860,000 shares of Class A common stock of the registrant issued and outstanding.

Canna-Global Acquisition CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Canna-Global Acquisition Corp

BALANCE SHEETS

June 30, 2022

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$36,031	$576,864
Accounts receivable	25,000	25,000
Prepaid expenses	45,875	79,925
Total Current Assets	106,906	681,789

Cash and Marketable Securities held in trust account	233,790,084	233,451,338

Total Assets	$233,896,990	$234,133,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$20,000	$-
Accrued expenses	10,000	30,000
Tax payable	33,027	82,317
Working capital loan	30,000	-
Promissory note – related party	-	154,288
Total Current Liabilities	93,027	266,605

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	8,143,027	8,316,605

Commitments and Contingencies

Class A common stock subject to possible redemption; 23,000,000 shares (at $10.15 per share)	233,590,084	233,450,000

Shareholders’ Equity (Deficit)
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6
Accumulated deficit	(7,836,128)	(7,633,485)
Total Shareholders’ Equity (Deficit)	(7,836,121)	(7,633,478)
Total Liabilities and Shareholders’ Equity (Deficit)	$233,896,990	$234,133,127

The accompanying notes are an integral part of these unaudited financial statements

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

June 30, 2022

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the Period from April 12, 2021 (Inception) Through June 30, 2021

Formation and operating costs	$(120,575)	$(368,278)	$-
Franchise tax	(33,027)	(33,027)	-
Loss from Operations	(153,602)	(401,305)	-

Other Income
Interest earned on marketable securities held in trust account	315,238	338,746	-
Net Income (Loss)	$161,636	$(62,559)	$-

Weighted average shares outstanding of Class A common stock	23,860,000	23,860,000	-
Basic and diluted net income (loss) per common stock	$0.01	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per common stock	$0.01	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2021 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	860,000	$1	5,750,000	$6	$-	$(7,633,485)	$(7,633,478)
Net Income (Loss)	-	-	-	-	-	(224,195)	(224,195)
Balance – March 31, 2022	860,000	1	5,750,000	6	-	(7,857,680)	(7,857,673)
Net Income (Loss)	-	-	-	-	-	161,636	161,636
Subsequent measurement of common stock subject to redemption						(140,084)	(140,084)
Balance – June 30, 2022	860,000	$1	5,750,000	$6	$-	$(7,836,128)	$(7,836,121)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – April 12, 21 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	-	-	5,750,000	6	24,994	-	25,000
Net loss	-	-	-	-	-	-	-
Balance – June 30, 2021	-	$-	5,750,000	$6	$-	$-	$25,000

The accompanying notes are an integral part of these unaudited financial statements

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022, AND THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2021

(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from April 12, 2021 (Inception) Through June 30, 2021
Cash flows from operating activities:
Net loss	$(62,559)	$-
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(338,746)	-
Changes in operating assets and liabilities:
Prepaid expenses	34,050	-
Account payable	20,000	-
Accrued expenses	(20,000)	-
Tax payable	(49,290)	-
Net cash used in operating activities	(416,545)	-

Cash flows from financing activities:
Working capital loan	30,000	-
Promissory note - related party	(154,288)	-
Net cash provided by (used in) financing activities	(124,288)	-

Net change in cash	(540,833)	-
Cash at the beginning of the period	576,864	-
Cash at the end of the period	$36,031	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in promissory note – related party	$-	$25,000

The accompanying notes are an integral part of these unaudited financial statements

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 12, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 712,500 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $7,125,000 (the “Private Placement”) (see Note 4).

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

June 30, 2022

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $36,031 of cash on our balance sheet with a working capital surplus of $13,879.

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

June 30, 2022

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

June 30, 2022

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC.

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

June 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $36,031 in cash and no cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At June 30, 2022, the balance in the Trust Account was $233,790,084.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

	FOR THE THREE MONTHS ENDED JUNE 30, 2022 (UNAUDITED)	FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$130,248	$(50,411)
Denominator: weighted average number of Class A common shares	23,860,000	23,860,000
Basic and diluted net income (loss) per Class A common share	$0.01	$(0.00)

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$31,388	$(12,148)
Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	5,750,000
Basic and diluted net income (loss) per non-redeemable Class B common shares	$0.01	$0.00

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

June 30, 2022

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 802,500 units (the “Placement Units”) to Canna-Global LLC (the “Sponsor”) at a purchase price of $10.00 per Placement Unit, generating gross proceeds to the Company in the amount of $8,025,000.

A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units will be worthless.

The Placement Warrants (including the Class A common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

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

June 30, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On April 12, 2021 the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Initial Public Offering. Following the IPO of the Company on December 2, 2021, a total of $154,288 under the promissory note was fully repaid on January 21, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, there was $30,000 drawn down from such Working Capital Loans.

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

June 30, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022, $60,000 had been paid to the Sponsor under the Administrative Support Agreement in the three months then ended.

Consulting Agreement

On March 15, 2022, the Company signed an agreement with Jonathan Combs, who is related to our CEO, for consulting service. The company has agreed to pay him a total of $7,000 per month for service. As of June 30, 2022, $21,000 had been paid to him under the agreement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and shares of Class A common stock issuable upon the exercise of the Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were 860,000 shares of Class A common stock issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2022 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

June 30, 2022

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

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 filed with the SEC on June 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $338,746 for the six months ended June 30, 2022. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $62,559 for the six months ended June 30, 2022

Liquidity and Capital Resources

On November 30, 2021, we consummated our Initial Public Offering of 20,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 712,500 units (the “Placement Units”) to the Sponsor at a purchase price of $10.00 per Placement Unit, generating gross proceeds to the Company of $7,125,000.

Following our Initial Public Offering, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 3,000,000 Units (the “Over-Allotment Units”) occurred also on December 2, 2021, generating gross proceeds of $30,000,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 90,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating an additional $900,000 of gross proceeds. We incurred transaction costs in the IPO with the exercise of the overallotment totaling $15,335,300, consisting of $3,450,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees, $3,450,000 funded to the Trust Account and $385,300 of other costs related to the Initial Public Offering.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company, and an agreement to pay Jonathan Combs a monthly fee of $7,000 for consulting service provided to the Company. We began incurring these fees after November 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On November 30, 2022, simultaneously with the consummation of the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 712,500 units (the “Placement Units”) to Canna-Global LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Placement Unit, generating total gross proceeds of $7,125,000 (the “Private Placement”). On December 2, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 3,000,000 Units, generating gross proceeds of $30,000,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. With the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Placement Units to Canna-Global LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $900,000.

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

Canna-Global Acquisition Corp

Date: August 19, 2022	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

