Form 10-Q
period 2022-09-30
Canna-Global Acquisition Corp
filed 2022-11-14
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41102

Canna-Global Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3692449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

310-496-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant of one share of Common Stock	CNGLU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	CNGL	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	CNGLW	The Nasdaq Stock Market LLC
Representative’s shares of Class A common stock	CNGL	The Nasdaq Stock Market LLC

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 14, 2022, there were 23,860,000 shares of Class A common stock of the registrant issued and outstanding.

Canna-Global Acquisition CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Canna-Global Acquisition Corp

BALANCE SHEETS

September 30, 2022

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$59,021	$576,864
Accounts receivable	25,000	25,000
Prepaid expenses	6,350	79,925
Total Current Assets	90,371	681,789

Cash and Marketable Securities held in trust account	234,763,639	233,451,338

Total Assets	$234,854,010	$234,133,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$30,000	$-
Accrued expenses	10,000	30,000
Tax payable	49,540	82,317
Working capital loan	30,000	-
Promissory note – related party	-	154,288
Total Current Liabilities	119,540	266,605

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	8,169,540	8,316,605

Commitments and Contingencies

Class A common stock subject to possible redemption; 23,000,000 shares (at $10.15 per share at December 31, 2021 and $10.20 per share at September 30, 2022)	234,563,639	233,450,000

Shareholders’ Equity (Deficit)
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6
Accumulated deficit	(7,879,176)	(7,633,485)
Total Shareholders’ Equity (Deficit)	(7,879,169)	(7,633,478)
Total Liabilities and Shareholders’ Equity (Deficit)	$234,854,010	$234,133,127

The accompanying notes are an integral part of these unaudited financial statements

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

September 30, 2022

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from April 12, 2021 (Inception) Through September 30, 2021

Formation and operating costs	$(106,536)	$-	$(474,813)	$-
Franchise tax	(16,513)	-	(49,540)	-
Loss from Operations	(123,049)	-	(524,353)	-

Other Income
Interest earned on marketable securities held in trust account	1,053,556	-	1,392,301	-
Net Income (Loss)	$930,507	$-	$867,948	$-

Weighted average shares outstanding of Class A common stock	23,860,000	-	23,860,000	-
Basic and diluted net income (loss) per common stock	$0.03	$-	$0.03	$-
Weighted average shares outstanding of Class B common stock	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per common stock	$0.03	$(0.00)	$0.03	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2021 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	860,000	$1	5,750,000	$6	$-	$(7,633,485)	$(7,633,478)
Net Income (Loss)	-	-	-	-	-	(224,195)	(224,195)
Balance – March 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,857,680)	$(7,857,673)
Net Income (Loss)	-	-	-	-	-	161,636	161,636
Subsequent measurement of common stock subject to redemption	-	-	-	-	-	(140,084)	(140,084)
Balance – June 30, 2022	860,000	$1	5,750,000	$6	$-	$(7,836,128)	$(7,836,121)
Net Income (Loss)	-	-	-	-	-	930,507	930,507
Subsequent measurement of common stock subject to redemption	-	-	-	-	-	(973,555)	(973,555)
Balance – September 30, 2022	860,000	$1	5,750,000	$6	$-	$(7,879,176)	$(7,879,169)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – April 12, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	-	-	5,750,000	6	24,994	-	25,000
Net loss	-	-	-	-	-	-	-
Balance – June 30, 2021	-	$-	5,750,000	$6	$24,994	$-	$25,000
Net Income (Loss)	-	-	-	-	-	-	-
Balance – September 30, 2021	-	$-	5,750,000	$6	$24,994	$-	$25,000

The accompanying notes are an integral part of these unaudited financial statements

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from April 12,2021 (Inception) Through September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$867,948	$-
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,392,301)	-
Changes in operating assets and liabilities:
Related party costs	-	(7,500)
Prepaid expenses	73,375	-
Account payable	30,000	-
Accrued expenses	(20,000)	-
Tax payable	(32,777)	-
Net cash used in operating activities	(393,555)	(7,500)

Cash flows from financing activities:
Proceeds from working capital loan	30,000	-
Deferred offering costs	-	(10,000)
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Repayment of promissory note - related party	(154,288)	100
Net cash provided by (used in) financing activities	(124,288)	15,100

Net change in cash	(517,843)	7,600
Cash at the beginning of the period	576,864	-
Cash at the end of the period	$59,021	$7,600
Supplemental Disclosures of Noncash Financing Activities
Accrued deferred offering costs	$-	$215,923

The accompanying notes are an integral part of these unaudited financial statements

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations beyond its initial public offering and seeking an initial Business Combination. All activity for the period from April 12, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Canna-Global LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 29, 2021.

On November 30, 2021, the Company held its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which closed on December 2, 2022, incurring offering costs of $11,885,300, of which $8,050,000 was for deferred underwriting commissions (which amount includes deferred underwriting commissions attributable to the exercise of the underwriters’ election of their over-allotment option, as described below) (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 3,000,000 Units at the Initial Public Offering price to cover over-allotments.

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

September 30, 2022

Note 1 — Description of Organization and Business Operations (Continued)

Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Private Placement Units to the Sponsor generating gross proceeds of $900,000.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $59,021 of cash on our balance sheet with a working capital deficit of $29,169.

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

September 30, 2022

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

September 30, 2022

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

September 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $59,021 in cash and no cash equivalents as of September 30, 2022.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At September 30, 2022, the balance in the Trust Account was $234,763,639.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share at December 31, 2021 and $10.20 per share at September 30, 2022). Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)	FOR THE PERIOD FROM APRIL 12, 2021 (INCEPTION) SEPTEMBER 30, 2021 (UNAUDITED)

Class A common stock
Numerator: net income allocable to Class A common shares	$749,811	$-	$699,400	$-
Denominator: weighted average number of Class A common shares	23,860,000	-	23,860,000	-
Basic and diluted net income per Class A common share	$0.03	$-	$0.03	$-

Non-redeemable Class B common shares
Numerator: net loss allocable to non-redeemable Class B common stock	$180,696	$-	$168,548	$-
Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net loss per non-redeemable Class B common shares	$0.03	$(0.00)	$0.03	$(0.00)

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

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

September 30, 2022

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

September 30, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On April 12, 2021 the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Initial Public Offering. Following the IPO of the Company on December 2, 2021, a total of $154,288 under the promissory note was fully repaid on January 21, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there was $30,000 drawn down from such Working Capital Loans.

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

September 30, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022, $90,000 had been paid to the Sponsor under the Administrative Support Agreement in the three months then ended.

Consulting Agreement

On March 15, 2022, the Company signed an agreement with Jonathan Combs, who is related to our CEO, for consulting service. The company has agreed to pay him a total of $7,000 per month for service. As of September 30, 2022, $42,000 had been paid to him under the agreement.

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

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

September 30, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 860,000 shares of Class A common stock issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2022 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

September 30, 2022

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Canna-Global Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Canna-Global, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 filed with the SEC on September 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $1,392,301 for the nine months ended September 30, 2022. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net income of $867,948 for the nine months ended September 30, 2022

Liquidity and Capital Resources

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 2, 2022 to consummate a Business Combination subject to extension to June 2, 2023. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A total of $233,450,000 of the proceeds from the initial public offering (which amount includes $3,450,000 of the underwriters’ deferred discount) and the sale of the private placement units, was placed in a U.S.-based Trust Account at J.P. Morgan Securities LLC, maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

Canna-Global Acquisition Corp

Date: November 14, 2022	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

