Form 10-K/A
period 2021-12-31
Canna-Global Acquisition Corp
filed 2022-11-23
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part I of the Annual Report on Form 10-K of Canna-Global Acquisition Corp (the “Company”) for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2022 (the “Original Filing”) to disclosure that our Sponsor, Canna-Global LLC, is controlled by one or more non-US persons and therefore may constitute a “foreign person” under CFIUS rules and regulations, which in turn could limit the pool of potential targets that we may complete an initial business combination with. The disclosure has also been amended to disclose that the time necessary for government review of the initial business combination or a decision to prohibit the initial business combination could prevent us from completing an initial business combination and require us to liquidate.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part I. Item 1. Business
-	Part I. Item 1A. Risk Factors.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

Our sponsor, Canna-Global LLC, is a Delaware limited liability company. Our sponsor currently beneficially owns 5,650,000 shares of our Class B common stock and 802,500 Private Placement Units. Our sponsor is controlled by one or more non-U.S. persons. While we do believe that our sponsor may constitute a “foreign person” under CFIUS rules and regulations, we do not believe any future initial business combination between us and a target company would be subject to CFIUS review in view of the asset class in which we seek to complete a business combination. If, however, our future business combination does fall within the scope of applicable foreign ownership restrictions, we may be unable to consummate the business combination so we may be required to seek other potential targets. The pool of potential targets with which we could complete an initial business combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy, which could delay our ability to close our initial business combination within the requisite time period, which means we may be required to liquidate. If we make a mandatory filing or determine to submit a voluntary notice to CFIUS, or proceed with the business combination without notifying CFIUS, we risk CFIUS intervention, before or after closing the business combination.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●

our sponsor being controlled by one or more non-U.S. persons, which may result in us being deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States and our failure to obtain any required approvals within the requisite time period may require us to liquidate;

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 29, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC(4)
3.1	Certificate of Incorporation(1)
3.2	First Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
3.4	Form of Second Amended and Restated Certificate of Incorporation(3)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement, dated as of November 29, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
4.5	Description of Registered Securities**
10.1	Investment Management Trust Agreement, dated as of November 29, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
10.2	Registration and Stockholder Rights Agreement, dated as of November 29, 2021, among the Company, Canna-Global LLC and certain directors of the Company(4)
10.3	Private Placement Unit Purchase Agreement, dated as of November 29, 2021, between the Company and Canna-Global LLC(4)
10.4	Form of Indemnity Agreement(1)
10.5	Promissory Note, dated as of April 12, 2021, issued to Canna-Global LLC(1)
10.6	Securities Subscription Agreement, dated July 13, 2021, between the Registrant and Canna-Global LLC(1)
10.7	Letter Agreement, dated as of November 29, 2021, among the Company, Canna-Global LLC and each of the officers and directors of the Company(4)
10.8	Administrative Services Agreement, dated as of November 29, 2021, between the Company and Canna-Global LLC(4)
10.9	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(1)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

*	Filed herewith.
**	Filed with the Original Filing.

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

Canna-Global Acquisition Corp

Date: November 23, 2022	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Gerald Combs	Chief Executive Officer and Director	November 23, 2022
J. Gerald Combs	(Principal Executive Officer)

/s/ Sharwin Sinnan	Chief Financial Officer and Director	November 23, 2022
Sharwin Sinnan	(Principal Financial and Accounting Officer)

/s/ Dr. Wian Stander	Director	November 23, 2022
Dr. Wian Stander

/s/ Subramaniam Thavaraj	Director	November 23, 2022
Subramaniam Thavaraj

/s/ Peng Kong	Director	November 23, 2022
Peng Kong

/s/ Kah Yong Tham	Director	November 23, 2022
Kah Yong Tham

45