Form 10-K
period 2022-12-31
Canna-Global Acquisition Corp
filed 2023-03-31
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (310) 496-5700

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2023, there were 802,500 shares of Class A common stock, par value $0.000001 per share, of the registrant issued and outstanding (excluding 2,369,370 shares subject to possible redemption), 5,750,000 shares of the Company’s Class B common stock, par value $0.000001 per share, of the registrant issued and outstanding, and 0 shares of preferred stock, par value $0.000001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” (which includes the representative shares) are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” or “business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 30, 2021;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement warrant;
●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;
●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;
●	“private placement” are to the private placement of 802,500 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,025,000, which occurred simultaneously with the completion of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Registration Statement” are to the Form S-1 filed initially with the SEC on August 9, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“representative” are to EF Hutton, division of Benchmark Investments, Inc., who is the representative of the underwriters in our initial public offering;
●	“representative shares” are to the 57,500 shares of our Class A common stock issued in December 2021 to the representative and its designees;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“special meeting” are to the special meeting of its shareholders held by Canna-Global on November 28, 2022, at 10:00 a.m. ET;
●	“sponsor” are to Canna-Global LLC;
●	“termination date” are to the date by which Canna-Global must (i) complete an initial business combination, (ii) cease its operations if it fails to complete such initial business combination, and (iii) redeem or repurchase 100% of Canna-Global’s Class A Common Stock shares included as part of the units sold in Canna-Global’s IPO from December 2, 2022;
●	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which an amount of $233,450,000 ($10.15 per unit) from the net proceeds of the sale of the units and placement units (including to reflect the underwriters exercise of the overallotment in full) in the initial public offering was placed on December 2, 2021;
●	“trust agreement” are to the Investment Management Trust Agreement, dated December 2, 2021, entered into by and between Canna-Global and Continental Stock Transfer & Trust Company, as trustee;
●	“trustee” are to Continental;
●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
●	“warrant agent” are to Continental; and
●	“we,” “us,” “Company” or “our Company” are to Canna-Global Acquisition Corp.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by J. Gerald (Gerry) Combs, our Chief Executive Officer, and Sharwin Sinnan, our Chief Financial Officer. Mr. Combs brings more than 30 years of leadership experience across numerous engagements with a focus on investment management, manufacturing, and business growth working with a range of businesses from start-ups to established enterprises. His extensive experience includes debt restructuring, corporate reorganizations, private placements and public offerings, most recently focused on quantitative asset management and incubation. In addition, Mr. Combs has served as the Chief Executive Officer of both public and private companies and has assisted clients in all phases of business development. His experience spans a wide range of companies from manufacturing and distribution to software and high-tech. We must complete our initial business combination by May 2, 2023, subject to seven (7) one-month extensions to December 2, 2023 (the “Termination Date”). If our initial business combination is not consummated by the Termination Date, then our existence will terminate, and we will distribute all amounts in the trust account.

Extension Amendment

As previously announced on Form 8-K filed with the SEC on December 1, 2022, on November 28, 2022, at 10:00 a.m. ET, we held a special meeting of our shareholders pursuant to due notice (the “Special Meeting”). Our shareholders entitled to vote at the Special Meeting cast their votes and approved an amendment to the Trust Agreement (the “Extension Amendment Proposal”), pursuant to which the Trust Agreement was amended to extend the date on which the trustee must liquidate the Trust Account if we have not completed our initial business combination, from December 2, 2022 to December 2, 2023 provided we deposit $0.045 per share of Canna-Global public Class A Common Stock per month extended.

Our shareholders also approved the First Amendment to our second amended and restated certificate of incorporation at the Special Meeting, giving us the right to extend the date by which we must (i) consummate an initial business combination, (ii) cease our operations if we fail to complete such initial business combination, and (iii) redeem or repurchase 100% of our public shares of Class A Common Stock included as part of the units sold in our IPO from December 2, 2022 by up to twelve (12) one-month extensions to December 2, 2023.

In connection with the voting on the Extension Amendment Proposal at the Special Meeting, holders of 20,630,630 shares of our Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.26 per share, for an aggregate of approximately $211,651,029. As of December 31, 2022, the Trust Account had a balance of $24,599,703.

In connection with the exercise of the first monthly extension of the Termination Date, we caused $0.045 per outstanding share of our Class A common stock, giving effect to the redemptions disclosed above, or approximately $106,622 for the remaining 2,369,370 Class A common stock to be deposited in the Trust Account on November 30, 2022 in advance of the December 2, 2022 due date. In connection with the second, third, fourth and fifth monthly extensions of the Termination Date, we caused $0.045 per outstanding share of our Class A Common Stock or approximately $106,622 for the remaining 2,369,370 Class A common stock to be paid to the Trust Account on each of January 2, January 27, February 27, and March 24, 2023, respectively, in advance of each monthly due date.

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

Our management team has been communicating with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination, and has begun the process of pursuing and reviewing potential opportunities. After the initial business combination, our management team intends to apply a rigorous approach to enhancing shareholder value, including examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. We also plan to evaluate additional opportunities in the cannabis industry that offer broad portfolio synergies and conduct appropriate risk-weighted analyses to capture opportunities for growth and value at every level of the cannabis industry supply chain.

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

The medical segment is expected to grow at a steady rate from 2021 to 2028 according to a May 2021 study that attributes the growth to the increased awareness of the medical benefits of cannabis, surging demand for plant-based treatments in pain management, and increasing legalization of cannabis for medical purposes are some of the key factors driving the segment. We believe that as the number of countries that are legalizing medical marijuana increases, the market will continue to expand thus achieving lucrative growth through 2028.

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

Initial Business Combination

We will have until the Termination Date to consummate our initial business combination unless extended by the Company’s stockholders in accordance with the first amendment to our second amended and restated certificate of incorporation.

In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount into the trust account, as it has done for the first five monthly extensions of the Termination Date, it will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our shareholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination by the Termination Date, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the placement units will expire and will be worthless. The public shareholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

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

The net proceeds of the IPO and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

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

Our second amended and restated certificate of incorporation, as amended, provides that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our second amended and restated certificate of incorporation, as amended, to (x) extend the time we have to consummate a business combination or (y) amend the foregoing provisions, unless (in connection with any such amendment to our second amended and restated certificate of incorporation, as amended) we offer our public stockholders the opportunity to redeem their public shares.

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

Financial Position

With funds available in the trust account in the amount of $24,599,703 as of December 31, 2022 for an initial business combination (or $16,549,703 after payment of $8,050,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We will have until the Termination Date to consummate our initial business combination unless extended by the Company’s stockholders in accordance with the first amendment to our second amended and restated certificate of incorporation.

In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount into the trust account, as it has done for the first five monthly extensions of the Termination Date, it will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our shareholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination by the Termination Date, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the placement units will expire and will be worthless. The public shareholders will not be able to vote on or redeem their public shares in connection with any such extensions.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO, the private placement of the placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We have not currently selected any business combination target. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated certificate of incorporation, as amended. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

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

Our insider trading policy requires insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking stockholder approval under SEC rules). Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our shares of outstanding common stock or seek to amend our second amended and restated certificate of incorporation, as amended, would require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we held a stockholder vote to approve our initial business combination, we will, pursuant to our second amended and restated certificate of incorporation, as amended:

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

The quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction. In addition, our sponsor, directors and each member of our management, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares, including with respect to any shares obtained through the placement units, held by them in connection with (i) the completion of a business combination and (ii) a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation, as amended, that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination within the period to consummate the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our second amended and restated certificate of incorporation, as amended:

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

Our second amended and restated certificate of incorporation, as amended, will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation, as amended, will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares. If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our second amended and restated certificate of incorporation, as amended, provides that we will have until the Termination Date to complete our initial business combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the Termination Date. In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount into the trust account, as it has done for the first five monthly extensions of the Termination Date, it will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our shareholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation, as amended, that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, (ii) in connection with a stockholder vote to amend our second amended and restated certificate of incorporation, as amended, (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination or (B) with respect to any other provisions relating to the rights of holders of our Class A common stock, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within the period to consummate the initial business combination, with respect to such shares of our Class A common stock so redeemed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, as amended, may be amended with a stockholder vote.

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

Periodic Reporting and Financial Information

Our Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 4640 Admiralty Way, Suite 500, Marina Del Rey, California 90292 and our telephone number is (310) 496-5700. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

On March 31, 2023, there were two holders of record of our units, four holders of record of our shares of Class A common stock and one holder of record of our warrants.

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

As previously disclosed on Form 8-K filed with the SEC on December 2, 2021, on November 30, 2021, simultaneously with the consummation of the IPO, the Company completed a private placement of an aggregate of 802,500 units at a price of $10.00 per placement unit, generating total gross proceeds of $8,025,000. The placement units are identical to the units sold as part of the public units in the IPO, except as described in the Company’s S-1 Registration Statement, including in part that the initial purchasers agreed not to transfer, assign or sell any of the placement units or underlying securities (except in limited circumstances, as described in the S-1 Registration Statement) until the completion of the Company’s initial business combination.

Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the placement units. The placement units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. If the placement units are held by holders other than the Sponsor or their respective permitted transferees, the placement units will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the public warrants. The placement units were issued pursuant to, and are governed by the warrant agreement.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Report to “we,” “us” or the “Company” refer to Canna-Global Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Canna-Global, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in Report, including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1.A Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds our IPO and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of a target, debt issued to banks or other lenders or the owners of a target, or a combination of the foregoing.

The issuance of additional shares of common stock in connection with an initial business combination to the owners of a target or other investors:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the insider shares resulted in the issuance of common stock on a greater than one-to-one basis;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our common stock and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary in connection with our IPO, as described below, and identifying a target for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $2,772,773 for the year ended December 31, 2022. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial business combination and have a net income of $1,159,838 for the year ended December 31, 2022.

Liquidity and Capital Resources

On November 30, 2021, we consummated our IPO of 20,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, pursuant to the Unit Subscription Agreement, the Company completed the private sale of 712,500 placement units to the Sponsor at a purchase price of $10.00 per placement unit, generating gross proceeds to the Company of $7,125,000.

Following our IPO, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 3,000,000 Units (the “Over-Allotment Units”) occurred also on December 2, 2021, generating gross proceeds of $30,000,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 90,000 placement units to the Sponsor at a price of $10.00 per placement unit, generating an additional $900,000 of gross proceeds. We incurred transaction costs in the IPO with the exercise of the overallotment totaling $15,335,300, consisting of $3,450,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees, $3,450,000 funded to the trust account and $385,300 of other costs related to the IPO.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions), to complete our initial business combination. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock currently authorized and outstanding, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until the Termination Date to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company, and an agreement to pay Jonathan Combs a monthly fee of $7,000 for consulting service provided to the Company. We began incurring these fees after November 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination or the Company’s liquidation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 12, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at Morgan Stanley, maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
J. Gerald Combs	73	Chief Executive Officer and Director
Sharwin Sinnan	39	Chief Financial Officer and Director
Subramaniam Thavaraj	70	Director, Chairperson of the Board’s Compensation Committee, and Member of the Board’s Audit Committee
Dr. Wian Stander	47	Director, Chairperson of the Board’s Governance and Nomination Committee
Christine Cho	62	Director, Chairperson of the Board’s Audit Committee and Member of the Board’s Compensation Committee
Kah Yong Tham	67	Director, Member of the Board’s Governance and Nomination Committee, and Member of the Board’s Compensation Committee

J. Gerald (Gerry) Combs brings more than 30 years of investment management, manufacturing, finance and legal experience in various roles to his role as Chief Executive Officer and Director of the company. Mr. Combs has assisted clients in all phases of business development from business plan to their initial public offerings on Nasdaq and NYSE. His experience spans a wide range of companies from manufacturing and distribution to software and high tech where he has handled the corporate interaction with the research analyst community and individual market makers, and has deep experience negotiating with investment and commercial banks for both equity and debt financing as well as bringing significant public company experience. Currently, Mr. Combs also serves as chief executive officer of CASH International Asset Management Limited (CIAM) since 2018. Headquartered in Hong Kong, CIAM is a subsidiary of Celestial Asia Securities Holdings Limited, a global asset management company specializing in an array of active, return-oriented investment strategies. Previously, Mr. Combs served as a senior investment banker with the parent of CIAM, CASH Financial Services Group in Hong Kong where he handled U.S. relationships since 2004.

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

Sharwin Sinnan serves as Chief Financial Officer and Director of Canna-Global Acquisition Corp where he brings nearly 20 years of sophisticated finance and accounting experience. Mr. Sinnan is the Founder of S23 Capital LLC and serves as the Portfolio Manager for Global Long/Short Equity – Tech, Media & Telecom, which operates S23 Capital Growth Fund since January 2013. The S23 Capital Growth Fund focuses on long- and short-equity investments in the technology sector with an annualized rate of return of 21% over a 9-year period in asset classes involving global communications infrastructure, U.S. tech/media to include global telecom, cable and data infrastructure (including semiconductors, supply chain and software) and created and maintain an in-house database of 150+ company operating models and projections. At S23 Capital LLC, Mr. Sinnan executes a highly concentrated long/short equity strategy, generating actionable investment ideas across a 3-to-5-year investment horizon and provide financial advisory services within network of clients and industry professionals; conducted due diligence on private and public transactions across industries including Cannabis, Technology, Real Estate, and Energy.

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

Christine Cho brings over 20 years of accounting experience with public and private companies in Malaysia and Singapore. From January 2019 to February 2022, Ms. Cho was a Director of Sales and Advisory at CTBC Bank in Singapore. Prior to that, Ms. Cho served as a Director and Client Advisor at Standard Chartered Bank in Singapore from December 2015 to January 2019 and as the Director for South East Asia operations at the Singapore branch of Coutts & Co. from December 2013 to December 2015. At these roles, Ms. Cho focused on strategic and holistic advisory to high net worth clients, advising on various asset classes and products in global markets. Prior to working at Coutts & Co, Ms. Cho was the Director and Founder of Private Banking at RHB Investment Bank in Malaysia from January 2007 to December 2013. There, Ms. Cho was responsible for the direction and profitability of Private Banking, with a focus on commercial viability, marketing, operational efficiency, product/service offerings and banking rules and regulations in Malaysia. Ms. Cho also has extensive experience as an Audit Manager, working for Ernst & Young in Malaysia from January 1980 to December 1987, including a secondment to the Los Angeles office of the company from October 1985 to September 1986.

Ms. Cho holds banking qualifications in Malaysia and Singapore and is a member of the Malaysian Institute of Accountants and the Malaysian Institute of Certified Public Accountants.

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

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

The term of office of the first class of directors, consisting of Christine Cho and Kah Yong Tham, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Subramaniam Thavaraj and Dr. Wian Stander, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of and J. Gerald Combs and Sharwin Sinnan, will expire at our third annual meeting of stockholders.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our second amended and restated certificate of incorporation, as amended, as it deems appropriate. Our second amended and restated certificate of incorporation, as amended, provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Audit Committee

We have established an audit committee of the board of directors. Christine Cho and Subramaniam Thavaraj serve as members of our audit committee. Our board of directors has determined that each Christine Cho and Subramaniam Thavaraj meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Christine Cho serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that each of Christine Cho and Subramaniam Thavaraj qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Subramaniam Thavaraj, Christine Cho and Kah Yong Tham. Subramaniam Thavaraj serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Subramaniam Thavaraj, Christine Cho and Kah Yong Tham is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor, of $10,000 per month until the Termination Date, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Dr. Wian Stander and Kah Yong Tham. Dr. Wian Stander serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Dr. Wian Stander and Kah Yong Tham is independent.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. In addition, our sponsor has transferred 60,000 founder shares among our former Chief Executive Officer, to our former Chief Financial Officer and to each of our independent directors at their original purchase price pursuant to executed securities assignment agreements, effective as of July 23, 2021. On October 5, 2021, our sponsor assigned 40,000 founder shares to our new Chief Executive Officer and on April 6, 2022, our sponsor assigned 20,000 founder shares to our new Chief Financial Officer. On July 1, 2022, our sponsor assigned 1,000 founder shares to Christine Cho upon her appointment to our Board of Directors. The founder shares will be worthless if we do not complete an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,153,030 shares of our common stock, consisting of (i) 2,403,030 shares of Class A common stock, par value $0.000001 per share, issued and outstanding (including 2,369,370 shares subject to possible redemption) and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Canna-Global LLC(1)	802,500	33.4%	5,629,000	97.9%	9.8%
J. Gerald Combs	-	-	40,000	*	*
Sharwin Sinnan	-	-	20,000	*	*
Dr. Wian Stander	-	-	5,000	*	*
Subramaniam Thavaraj	-	-	5,000	*	*
Kah Yong Tham	-	-	5,000	*	*
Christine Cho	-	-	1,000	*	*
All six (6) executive officers and directors as a group (individuals)	-	-	76,000	*	*

*	Less than 1%

(1)	Canna-Global LLC, our sponsor, is the record holder of the securities reported herein. The business address of each of these entities and individuals is 4640 Admiralty Way, Suite 500, Marina Del Rey, California 90292.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares.

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

The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Our sponsor has transferred 60,000 founder shares among our former Chief Executive Officer, our former Chief Financial Officer and each of our independent directors at their original purchase price pursuant to executed securities assignment agreements, effective as of July 23, 2021. On October 5, 2021, our sponsor assigned 40,000 shares to our new Chief Executive Officer and on April 6, 2022, our sponsor assigned 20,000 founder shares to our new Chief Financial Officer. On July 1, 2022, our sponsor assigned 1,000 founder shares to Christine Cho upon her appointment to our Board of Directors.

On December 2, 2021, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 802,500 placement units at a purchase price of $10.00 per unit in a private placement for an aggregate purchase price of $8,025,000. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by the Termination Date. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares, placement warrants or placement rights, which will expire worthless if we do not consummate a business combination by the Termination Date.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On November 10, 2022, our sponsor agreed to loan us up to $160,000 (in addition to the $30,000 in loans that the sponsor had loaned us in April 2022) to be used for working capital expenses. This loan was non-interest bearing, unsecured and due the later of (i) December 31, 2022, or (ii) the consummation of the initial business combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Dr. Wian Stander, Subramaniam Thavaraj, Christine Cho and Kah Yong Tham is an “independent director,” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey, LLP in connection with regulatory filings. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from April 12, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022, totaled $87,500 and $42,500, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey, LLP for consultations concerning financial accounting and reporting standards for the period from April 12, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022.

Tax Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the period from April 12, 2021 (inception) through December 31, 2021, and the year ended December 31, 2022.

All Other Fees. We did not pay MaloneBailey, LLP other fees for the period from April 12, 2021 (inception) through December 31, 2021, and the year ended December 31, 2022.

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

(1) Financial Statements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Canna-Global Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Canna-Global Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, shareholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from April 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from April 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2023

Canna-Global Acquisition Corp

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$54,476	$576,864
Accounts receivable	25,000	25,000
Prepaid expenses	6,350	79,925
Total Current Assets	85,826	681,789

Cash and Marketable Securities held in trust account	24,599,703	233,451,338

Total Assets	$24,685,529	$234,133,127

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$555,605	$-
Accrued expenses	20,000	30,000
Franchise tax payable	206,719	82,317
Income tax payable	231,252	-
Working capital loan	190,000	-
Extension loan	106,622	-
Promissory note – related party	-	154,288
Total Current Liabilities	1,310,198	266,605

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	9,360,198	8,316,605

Commitments and Contingencies

Class A common stock subject to possible redemption; 23,000,000 shares (at $10.15 per share at December 31, 2021 and $10.38 per share at December 31, 2022)	23,019,232	233,450,000

Shareholders’ Deficit
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6
Accumulated deficit	(7,693,908)	(7,633,485)
Total Shareholders’ Deficit	(7,693,901)	(7,633,478)
Total Liabilities and Shareholders’ Deficit	$24,685,529	$234,133,127

The accompanying notes are an integral part of these financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from April 12, 2021 (Inception) Through December 31, 2021

Formation and operating costs	$(1,174,964)	$(267,199)
Franchise tax	(206,719)	(82,317)
Loss from Operations	(1,381,683)	(349,516)

Other Income
Interest earned on marketable securities held in trust account	2,772,773	1,338
Net Income (Loss) before income taxes	$1,391,090	$(348,178)
Income tax expense	(231,252)	-
Net Income (Loss)	$1,159,838	$(348,178)

Weighted average shares outstanding of Class A common stock	21,994,765	2,778,333
Basic and diluted net income (loss) per common stock	$0.04	$(0.05)
Weighted average shares outstanding of Class B common stock	5,750,000	3,724,432
Basic and diluted net income (loss) per common stock	$0.04	$(0.05)

The accompanying notes are an integral part of these financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR YEAR ENDED DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	860,000	$1	5,750,000	$6	$-	$(7,633,485)	$(7,633,478)
Subsequent measurement of common stock subject to redemption	-	-	-	-	-	(1,113,639)	(1,113,639)
Additional amount deposited into trust ($0.045 per common stock subject to possible redemption)	-	-	-	-	-	(106,622)	(106,622)
Net Income (Loss)	-	-	-	-	-	1,159,838	1,159,838
Balance – December 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,693,908)	$(7,693,901)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – April 12, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Common stock to Sponsor	-	-	5,750,000	6	24,994	-	25,000
Sale of Units in Initial Public Offering, net of offering costs	23,000,000	23	-	-	226,164,677	-	226,164,700
Class A Common Stock subject to possible redemption	(23,000,000)	(23)	-	-	(233,449,977)	-	(233,450,000)
Sale of Private Placement Units	802,500	1	-	-	8,024,999	-	8,025,000
Representative shares	57,500	-	-	-	-	-	-
Deferred underwriting commission	-	-	-	-	(8,050,000)	-	(8,050,000)
Re-classification	-	-	-	-	7,285,307	(7,285,307)	-
Net Income (Loss)	-	-	-	-	-	(348,178)	(348,178)
Balance – December 31, 2021	860,000	$1	5,750,000	$6	$-	$(7,633,485)	$(7,633,478)

The accompanying notes are an integral part of these financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2021

	Year Ended December 31,	For the Period from April 12,2021 (Inception) Through December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,159,838	$(348,178)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(2,772,773)	(1,338)
Changes in operating assets and liabilities:
Related party costs	-	-
Prepaid expenses	73,576	(41,825)
Account payable	555,605	-
Accrued expenses	(10,000)	30,000
Franchise Tax payable	124,402	82,317
Income tax payable	231,252	-
Net cash used in operating activities	(638,100)	(279,024)

Cash flows from investing activities:
Interest withdraw from Trust Account	80,000	-
Investment of cash in Trust Account	(106,622)	(233,450,000)
Net cash used in investing activities	(26,622)	(233,450,000)

Cash flows from financing activities:
Proceeds from extension loan	190,000	-
Proceeds from working capital loan	106,622	-
Proceeds from sale of Units, net of IPO costs	-	226,225,788
Proceeds from sale of private placement units	-	8,025,000
Deferred offering costs	-	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Repayment of promissory note - related party	(154,288)	-
Proceeds from promissory note - related party	-	100
Net cash provided by (used in) financing activities	142,334	234,305,888

Net change in cash	(522,388)	576,864
Cash at the beginning of the period	576,864	-
Cash at the end of the period	$54,476	$576,864
Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note – related party	$-	$154,188
Deferred underwriting fee payable	$-	$8,050,000
Initial Classification of Class A common stock subject to redemption	$-	$233,450,000
Remeasurement of Class A common stock subject to redemption	$1,113,639	$-
Extension Funds attributable to common stock subject to redemption	$106,622	$-
Payment of redeemed shares	$211,651,029	$-

The accompanying notes are an integral part of these financial statements.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations beyond its initial public offering and seeking an initial Business Combination. All activity for the period from April 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

December 31, 2022

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, we have available to us $54,476 of cash on our balance sheet with a working capital deficit of $1,224,372.

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

December 31, 2022

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

The Company will have until May 2, 2023, subject to seven (7) one-month extensions to December 2, 2023 (the “Termination Date”) to consummate a Business Combination. If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

In connection with the voting on the Extension Amendment Proposal at the Special Meeting, holders of 20,630,630 shares of Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.26 per share, for an aggregate of approximately $211,651,029. As of December 31, 2022, the Trust Account had a balance of $24,599,703.

In connection with approval of the Extension Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A common stock, giving effect to the redemptions disclosed above, or approximately $106,622 for the remaining 2,369,370 Class A common stock to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date on November 30, 2022 in advance of the December 2, 2022 due date.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 1 — Description of Organization and Business Operations (Continued)

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this Report and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s second amended and restated memorandum of association, as amended. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

December 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $54,476 in cash and no cash equivalents as of December 31, 2022. The Company had $576,864 in cash and no cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At December 31, 2022, the balance in the Trust Account was $24,599,703. At December 31, 2021, the balance in the Trust Account was $233,451,338.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

During the year ended December 31, 2022, the Company generated taxable income of $1,042,912 and thus accrued and recognized income tax expense of $231,262. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $349,516, and a valuation allowance of $0 and $349,516, respectively, which the total deferred tax asset was $0 in both 2022 and 2021.

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards, and credits. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share at December 31, 2021 and $10.38 per share at December 31, 2022). Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	FOR YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM APRIL 12, 2021 (INCEPTION) DECEMBER 31, 2021

Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$919,466	$(147,994)
Denominator: weighted average number of Class A common shares	21,994,765	2,778,333
Basic and diluted net income (loss) per Class A common share	$0.04	$(0.05)

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(240,372)	$(200,184)
Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	3,724,432
Basic and diluted net income (loss) per non-redeemable Class B common shares	$(0.04)	$(0.05)

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

December 31, 2022

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

December 31, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On April 12, 2021 the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. Following the IPO of the Company on December 2, 2021, a total of $154,288 under the promissory note was fully repaid on January 21, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was $nil drawn down from such Working Capital Loans. As of December 31, 2022, there was $190,000 drawn down from such Working Capital Loans.

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor has deposited $3,450,000 into the trust account.

Representative Shares

In connection with the IPO, the Company issued the Representative 57,500 shares upon full exercise of the Over-allotment Option (the “Representative Shares”) on December 2, 2021. The Representative has agreed not to transfer, assign or sell any such Representative Shares without prior consent of the Company until the completion of the initial Business Combination. In addition, the Representative has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination by the Termination Date.

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

December 31, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, $nil had been paid to the Sponsor under the Administrative Support Agreement. As of December 31, 2022, $120,000 had been paid to the Sponsor under the Administrative Support Agreement.

Consulting Agreement

On March 15, 2022, the Company signed an agreement with Jonathan Combs, who is related to our CEO, for consulting service. The company has agreed to pay him a total of $7,000 per month for service. As of December 31, 2022, $63,000 had been paid to him under the agreement.

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

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 860,000 shares of Class A common stock issued and outstanding (excluding 23,000,000 shares subject to possible redemption). As of December 31, 2022, there were 860,000 shares of Class A common stock issued and outstanding (excluding 2,369,370 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2021 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering. As of December 31, 2022 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

December 31, 2022

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination by the Termination Date and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering.

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were available to issue.

In connection with the exercise of the second, third, fourth and fifth monthly extensions of the Termination Date, the Company caused $0.045 per outstanding share of its Class A Common Stock or approximately $106,622 for the remaining 2,369,370 Class A common stock to be paid to the Trust Account on each of January 2, January 27, February 27, and March 24, 2023, respectively, in advance of each monthly due date.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 29, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC(4)
3.1	Certificate of Incorporation(1)
3.2	First Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
3.4	Form of Second Amended and Restated Certificate of Incorporation(3)
3.5	First Amendment to the Second Amended and Restated Certificate of Incorporation(5)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement, dated as of November 29, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of November 29, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
10.2	First Amendment to the Investment Management Trust Agreement(5)
10.3	Registration and Stockholder Rights Agreement, dated as of November 29, 2021, among the Company, Canna-Global LLC and certain directors of the Company(4)
10.4	Private Placement Unit Purchase Agreement, dated as of November 29, 2021, between the Company and Canna-Global LLC(4)
10.5	Form of Indemnity Agreement(1)
10.6	Promissory Note, dated as of April 12, 2021, issued to Canna-Global LLC(1)
10.7	Securities Subscription Agreement, dated July 13, 2021, between the Registrant and Canna-Global LLC(1)
10.8	Letter Agreement, dated as of November 29, 2021, among the Company, Canna-Global LLC and each of the officers and directors of the Company(4)
10.9	Administrative Services Agreement, dated as of November 29, 2021, between the Company and Canna-Global LLC(4)
10.10	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(1)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

*	Filed herewith.

(1) Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 9, 2021.

(2) Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 23, 2021.

(3) Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 12, 2021

(4) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 3, 2021.

(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 1, 2022.

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canna-Global Acquisition Corp

Date: March 31, 2023	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Gerald Combs	Chief Executive Officer and Director	March 31, 2023
J. Gerald Combs	(Principal Executive Officer)

/s/ Sharwin Sinnan	Chief Financial Officer and Director	March 31, 2023
Sharwin Sinnan	(Principal Financial and Accounting Officer)

/s/ Dr. Wian Stander	Director	March 31, 2023
Dr. Wian Stander

/s/ Subramaniam Thavaraj	Director	March 31, 2023
Subramaniam Thavaraj

/s/ Christine Cho	Director	March 31, 2023
Christine Cho

/s/ Kah Yong Tham	Director	March 31, 2023
Kah Yong Tham

45