Form 10-K/A
period 2022-12-31
Canna-Global Acquisition Corp
filed 2023-05-02
CIK 1867443

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

Explanatory Note

This Amendment No.1 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part III of the Annual Report on Form 10-K of Canna-Global Acquisition Corp (the “Company”) for the year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”), to revise our disclosure on the composition of our audit committee.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part III. Item 10. Directors, Executive Officers and Corporate Governance.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
J. Gerald Combs	73	Chief Executive Officer and Director
Sharwin Sinnan	39	Chief Financial Officer and Director
Subramaniam Thavaraj	70	Director, Chairperson of the Board’s Compensation Committee, and Member of the Board’s Audit Committee
Dr. Wian Stander	47	Director, Chairperson of the Board’s Governance and Nomination Committee
Christine Cho	62	Director, Chairperson of the Board’s Audit Committee and Member of the Board’s Compensation Committee
Kah Yong Tham	67	Director, Member of the Board’s Audit Committee, Member of the Board’s Governance and Nomination Committee, and Member of the Board’s Compensation Committee

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

Audit Committee

We have established an audit committee of the board of directors. Christine Cho, Kah Yong Tham and Subramaniam Thavaraj serve as members of our audit committee. Our board of directors has determined that each of Christine Cho, Kah Yong Tham and Subramaniam Thavaraj meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Christine Cho serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that each of Christine Cho, Kah Yong Tham and Subramaniam Thavaraj qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Canna-Global Acquisition Corp

Date: May 2, 2023	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Gerald Combs	Chief Executive Officer and Director	May 2, 2023
J. Gerald Combs	(Principal Executive Officer)

/s/ Sharwin Sinnan	Chief Financial Officer and Director	May 2, 2023
Sharwin Sinnan	(Principal Financial and Accounting Officer)

/s/ Dr. Wian Stander	Director	May 2, 2023
Dr. Wian Stander

/s/ Subramaniam Thavaraj	Director	May 2, 2023
Subramaniam Thavaraj

/s/ Christine Cho	Director	May 2, 2023
Christine Cho

/s/ Kah Yong Tham	Director	May 2, 2023
Kah Yong Tham

45