Form 10-Q
period 2023-03-31
Canna-Global Acquisition Corp
filed 2023-05-18
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41102

Canna-Global Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3692449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

310-496-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant of one share of Common Stock	CNGLU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	CNGL	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	CNGLW	The Nasdaq Stock Market LLC
Representative’s shares of Class A common stock	CNGL	The Nasdaq Stock Market LLC

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

Large-accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 15, 2023, there were 860,000 shares of Class A common stock, par value $0.000001 per share, of the Company issued and outstanding (excluding 2,350,543 shares subject to possible redemption), 5,750,000 shares of Class B common stock, par value $0.000001 per share, of the Company issued and outstanding, and 0 shares of preferred stock, par value $0.000001 per share, of the Company issued and outstanding.

Canna-Global Acquisition CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Canna-Global Acquisition Corp

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$74,588	$54,476
Accounts receivable	25,000	25,000
Prepaid expenses	6,350	6,350
Total Current Assets	105,938	85,826

Cash and Marketable Securities held in trust account	25,082,209	24,599,703

Total Assets	$25,188,147	$24,685,529

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$565,134	$555,605
Accrued expenses	40,000	20,000
Franchise tax payable	52,480	206,719
Income tax payable	289,065	231,252
Working capital loan	390,000	190,000
Extension loan	533,487	106,622
Total Current Liabilities	1,870,166	1,310,198

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	9,920,166	9,360,198

Commitments and Contingencies

Class A common stock subject to possible redemption; 2,369,370 shares (at $10.44 per share at March 31, 2023 and $10.38 per share at December 31, 2022)	24,740,664	23,019,232

Shareholders’ Deficit
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6

Accumulated deficit	(9,472,690)	(7,693,908)
Total Shareholders’ Deficit	(9,472,683)	(7,693,901)
Total Liabilities and Shareholders’ Deficit	$25,188,147	$24,685,529

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)

Formation and operating costs	$(206,212)	$(247,703)
Franchise tax	(55,683)	-
Loss from Operations	(261,895)	(247,703)

Other Income
Interest earned on marketable securities held in trust account	262,358	23,508
Net Income (Loss) before income taxes	$463	$(224,195)
Income tax expense	(57,813)	-
Net Income (Loss)	$(57,350)	$(224,195)

Weighted average shares outstanding of Class A common stock	3,229,370	23,860,000
Basic and diluted net income (loss) per common stock	$0.05	$(0.01)
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net income (loss) per common stock	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,693,908)	$(7,693,901)
Net Loss	-	-	-	-	-	(57,350)	(57,350)
Additional amount deposited into trust for extension	-	-	-	-	-	(426,865)	(426,865)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(1,294,567)	(1,294,567)
Balance – March 31, 2023	860,000	$1	5,750,000	$6	$-	$(9,472,690)	$(9,472,683)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	860,000	1	5,750,000	6	-	(7,633,485)	(7,633,478)
Net Loss	-	-	-	-	-	(224,195)	(224,195)
Balance – March 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,857,680)	$(7,857,673)

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(57,350)	$(224,195)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(262,358)	(23,508)
Changes in operating assets and liabilities:
Prepaid expenses	-	24,525
Account payable	9,529	30,000
Accrued expenses	20,000	(30,000)
Franchise tax payable	(154,239)	(82,317)
Income tax payable	57,813	-
Net cash used in operating activities	(386,605)	(305,495)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	206,717	-
Investment of cash in Trust Account	(426,865)	-
Net cash used in investing activities	(220,148)	-

Cash flows from financing activities:
Proceeds from working capital loan	200,000	-
Proceeds from extension loan	426,865	-
Repayment of promissory note - related party	-	(154,288)
Net cash provided by (used in) financing activities	626,865	(154,288)

Net change in cash	20,112	(459,783)
Cash at the beginning of the period	54,476	576,864
Cash at the end of the period	$74,588	$117,081

The accompanying notes are an integral part of these unaudited financial statements.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1 — Description of Organization and Business Operations

Canna-Global Acquisition Corp (the “Company”) is a blank check company incorporated in Delaware on April 12, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). While the Company may pursue a business combination target in any business or industry, it intends to focus its search on industries that complement its management team’s background and to capitalize on the ability of its management team to identify and acquire a business focusing on the natural resources industry, specifically within the oil and gas sectors where its management team has extensive experience.

As of March 31, 2023, the Company had not commenced any operations beyond its initial public offering and seeking an initial Business Combination. All activity for the period from April 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, we have available to us $74,588 of cash on our balance sheet with a working capital deficit of $1,764,228.

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

The Company will have until June 2, 2023, subject to six (6) one-month extensions to December 2, 2023 (the “Termination Date”) to consummate a Business Combination. If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

In connection with the voting on the Extension Amendment Proposal at the Special Meeting, holders of 20,630,630 shares of Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.26 per share, for an aggregate of approximately $211,651,029. As of March 31, 2023, the Trust Account had a balance of $25,082,209.

In connection with approval of the Extension Amendment Proposal, the Company caused $0.045 per outstanding share of our Class A Common Stock or approximately $106,622 for the remaining 2,369,370 Class A common stock to be paid to the Trust Account on each of November 30, 2022, January 2, January 27, February 27 and March 24, 2023 respectively, in advance of each monthly due date.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2023 and for the Three Months ended March 31, 2023 and March 31, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $74,588 in cash and no cash equivalents as of March 31, 2023. The Company had $54,476 in cash and no cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds. At March 31, 2023, the balance in the Trust Account was $25,082,209. At December 31, 2022, the balance in the Trust Account was $24,599,703.

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

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.38 per share at December 31, 2022 and $10.44 per share at March 31, 2023). Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$147,377	$(176,093)
Denominator: weighted average number of Class A common shares	3,229,370	23,860,000
Basic and diluted net income (loss) per Class A common share	$0.05	$(0.01)

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(204,728)	$(48,102)
Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	5,750,000
Basic and diluted net income (loss) per non-redeemable Class B common shares	$(0.04)	$(0.01)

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

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On April 12, 2021 the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the consummation of the Initial Public Offering. Following the IPO of the Company on December 2, 2021, a total of $154,288 under the promissory note was fully repaid on January 21, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there was $190,000 drawn down from such Working Capital Loans. As of March 31, 2023, there was $390,000 drawn down from such Working Capital Loans.

Extension Loan — Related Party

The Company will have until June 2, 2023, subject to six (6) one-month extensions to December 2, 2023 (the “Termination Date”) to consummate a Business Combination. If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

In connection with approval of the Extension Amendment Proposal, the Company caused $0.045 per outstanding share of our Class A Common Stock or approximately $106,622 for the remaining 2,369,370 Class A common stock to be paid to the Trust Account on each of November 30, 2022, January 2, January 27, February 27 and March 24, 2023, respectively, in advance of each monthly due date. As of December 31, 2022, $106,622 were outstanding under such extension loan. As of March 31, 2023, $533,487 were outstanding under such extension loan.

This extension loan is non-interest bearing and will be due upon consummation of the initial business combination. If the Company complete the initial business combination, the Company will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a business combination, the Company will repay such loans only from funds held outside of the trust account.

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

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022, $120,000 had been paid to the Sponsor under the Administrative Support Agreement. As of March 31, 2023, $20,000 had been accrued under the Administrative Support Agreement.

Consulting Agreement

On March 15, 2022, the Company signed an agreement with Jonathan Combs, who is related to our CEO, for consulting service. The company has agreed to pay him a total of $7,000 per month for service. For the three months ended March 31, 2023, $7,000 had been paid to him under the agreement.

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

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding. As of March 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and March 31, 2023, there were 860,000 shares of Class A common stock issued and outstanding (excluding 2,369,370 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2022 and March 31, 2023 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

Note 8 – Subsequent Events

In connection with the exercise of the sixth monthly extension of the Termination Date, the Company paid $0.045 per outstanding share of its Class A ordinary shares or approximately $106,622 for the remaining 2,369,370 Class A common stock to the Trust Account on April 28, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2022 filed with the SEC on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary in connection with our Initial Public Offering, as described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $262,358 for the period ended March 31, 2023. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $57,350 for the three months ended March 31, 2023.

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

Following our Initial Public Offering, the Underwriters exercised their over-allotment option in full, and the closing of the issuance and sale of the additional 3,000,000 Units (the “Over-Allotment Units”) occurred also on December 2, 2021, generating gross proceeds of $30,000,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 90,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating an additional $900,000 of gross proceeds. We incurred transaction costs in the Initial Public Offering with the exercise of the overallotment totaling $15,335,300, consisting of $3,450,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees, $3,450,000 funded to the trust account and $385,300 of other costs related to the Initial Public Offering.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until December 2, 2023 to consummate a Business Combination subject to extension. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company, and an agreement to pay Jonathan Combs a monthly fee of $7,000 for consulting service provided to the Company. We began incurring these fees since November 30, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, covering the period from January 1, 2022 through December 31, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

Canna-Global Acquisition Corp

Date: May 18, 2023	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

