Form 10-Q
period 2023-06-30
Canna-Global Acquisition Corp
filed 2023-08-21
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41102

Canna-Global Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3692449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

310-496-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant of one share of Common Stock	CNGLU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	CNGL	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	CNGLW	The Nasdaq Stock Market LLC
Representative’s shares of Class A common stock	CNGL	The Nasdaq Stock Market LLC

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 21, 2023, there were 860,000 shares of Class A common stock, par value $0.000001 per share, of the Company issued and outstanding (excluding 2,369,370 shares subject to possible redemption), 5,750,000 shares of Class B common stock, par value $0.000001 per share, of the Company issued and outstanding, and 0 shares of preferred stock, par value $0.000001 per share, of the Company issued and outstanding.

Canna-Global Acquisition CORP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Canna-Global Acquisition Corp

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$12	$54,476
Accounts receivable	25,000	25,000
Prepaid income tax	307,713	-
Prepaid expenses	-	6,350
Total Current Assets	332,725	85,826

Cash and Marketable Securities held in trust account	24,974,546	24,599,703

Total Assets	$25,307,271	$24,685,529

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$990,324	$555,605
Accrued expenses	20,000	20,000
Franchise tax payable	21,280	206,719
Income tax payable	-	231,252
Working capital loan	544,135	190,000
Extension loan	856,487	106,622
Total Current Liabilities	2,432,226	1,310,198

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	10,482,226	9,360,198

Commitments and Contingencies

Class A common stock subject to possible redemption; 2,369,370 shares (at $10.54 per share at June 30, 2023 and $10.38 per share at December 31, 2022)	24,974,546	23,019,232

Shareholders’ Deficit
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 2,369,370 shares subject to possible redemption)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6

Accumulated deficit	(10,149,508)	(7,693,908)
Total Shareholders’ Deficit	(10,149,501)	(7,693,901)
Total Liabilities and Shareholders’ Deficit	$25,307,271	$24,685,529

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended June 30, 2023	For the Three months Ended June 30, 2022	For the Six months Ended June 30, 2023	For the Six months Ended June 30, 2022

Formation and operating costs	$(636,117)	$(120,575)	$(842,329)	$(368,278)
Franchise tax	(50,000)	(33,027)	(105,683)	(33,027)
Loss from Operations	(686,117)	(153,602)	(948,012)	(401,305)

Other Income
Interest earned on marketable securities held in trust account	294,532	315,238	556,890	338,746
Net Income (Loss) before income taxes	$(391,585)	$161,636	$(391,122)	$(62,559)
Income tax expense	(51,351)	-	(109,164)	-
Net Income (Loss)	$(442,936)	$161,636	$(500,286)	$(62,559)

Weighted average shares outstanding of Class A common stock	3,229,370	23,860,000	3,229,370	23,860,000
Basic and diluted net income (loss) per common stock	$(0.05)	$0.01	$(0.06)	$(0.00)
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per common stock	$(0.05)	$0.01	$(0.06)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,693,908)	$(7,693,901)
Net Income (Loss)	-	-	-	-	-	(57,350)	(57,350)
Additional amount deposited into trust for extension	-	-	-	-	-	(426,865)	(426,865)
Re-measurement of common stock subject to redemption	-	-	-	-	-	(1,294,567)	(1,294,567)
Balance – March 31, 2023	860,000	1	5,750,000	$6	-	(9,472,690)	$(9,472,683)
Net Income (Loss)	-	-	-	-	-	(442,936)	(442,936)
Additional amount deposited into trust for extension	-	-	-	-	-	(323,000)	(323,000)
Re-measurement of common stock subject to redemption	-	-	-	-	-	89,118	89,118
Balance – June 30, 2023	860,000	$1	5,750,000	$6	$-	$(10,149,508)	$(10,149,501)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	860,000	$1	5,750,000	$6	$-	$(7,633,485)	$(7,633,478)
Net Income (Loss)	-	-	-	-	-	(224,195)	(224,195)
Balance – March 31, 2022	860,000	1	5,750,000	6	-	(7,857,680)	(7,857,673)
Net Income (Loss)	-	-	-	-	-	161,636	161,636
Re-measurement of common stock subject to redemption	-	-	-	-	-	(140,084)	(140,084)
Balance – June 30, 2022	860,000	$1	5,750,000	$6	$-	$(7,836,128)	$(7,836,121)

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30, 2023	For the Six months Ended June 30, 2022
Cash flows from operating activities:
Net loss	$(500,286)	$(62,559)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(556,890)	(338,746)
Changes in operating assets and liabilities:
Prepaid expenses	(301,363)	34,050
Account payable	434,719	20,000
Accrued expenses	-	(20,000)
Franchise tax payable	(185,439)	(49,290)
Income tax payable	(231,252)	-
Net cash used in operating activities	(1,340,511)	(416,545)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	931,912	-
Investment of cash in Trust Account	(749,865)	-
Net cash provided by investing activities	182,047	-

Cash flows from financing activities:
Proceeds from working capital loan	354,135	30,000
Proceeds from extension loan	749,865	-
Repayment of promissory note - related party	-	(154,288)
Net cash provided by (used in) financing activities	1,104,000	(124,288)

Net change in cash	(54,464)	(540,833)
Cash at the beginning of the period	54,476	576,864
Cash at the end of the period	$12	$36,031

Supplemental disclosure of non-cash investing and financing activities:
Re-measurement of ordinary shares subject to redemption	$1,205,449	$140,084

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

The Financing

As of June 30, 2023, the Company had not commenced any operations beyond its initial public offering and seeking an initial Business Combination. All activity for the period from April 12, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2023, we have available to us $12 of cash on our balance sheet with a working capital deficit of $2,099,501.

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

Redemption Option

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

The Company will have until December 2, 2023 (the “Termination Date”) to consummate a Business Combination. If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Stockholder Approval

If stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

New Quantum Business Combination Agreement

On June 15, 2023, Canna-Global entered into a Bid Implementation and Business Combination Agreement by and among J. Gerald Combs, solely in his capacity as the representative for the stockholders of Canna-Global (the “Purchaser Representative”), New Quantum Holdings Pty Ltd., a Australian company with Australian Company Number (ACN) 628 253 743 (“New Quantum”), and Mr. Jong Chung, solely in his capacity, as the representative, from and after the Effective Time (as defined below) for New Quantum (the “Company Representative”) (the “Business Combination Agreement”). The Business Combination Agreement includes a proposed takeover bid (the “Takeover Bid”) involving the acquisition by Canna-Global of New Quantum and its subsidiaries whereby New Quantum becomes as a wholly-owned subsidiary of Canna-Global (the “Acquisition” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” or the “Transactions”). Subject to the terms and conditions set forth in the Business Combination Agreement, among other matters, at the effective time of the Acquisition (the “Effective Time”), Canna-Global will acquire all of the New Quantum ordinary shares, and the Combined Entity will be listed on the Nasdaq Global Market under the ticker symbol “NQ.”

In accordance with the terms and subject to the conditions of the Business Combination Agreement, and contingent upon the Closing, as consideration for the Business Combination, New Quantum shareholders collectively shall be entitled to receive from Canna-Global, in full payment for their New Quantum ordinary shares, the Consideration Shares representing that number of Canna-Global Class A Common Stock determined as follows:

(i)	Eight Hundred Million U.S. Dollars ($800,000,000), plus (or minus if negative)

(ii)	(A) the Net Working Capital (as defined in the Business Combination Agreement) less (B) Canna-Global Net Working Capital Amount (as defined in the Business Combination Agreement) minus

(iii)	the Closing Net Debt (as defined in the Business Combination Agreement), minus

(iv)	the amount of any unpaid Transaction Expenses (as defined in the Business Combination Agreement), and plus (v) the SPAC Closing Net Debt (as defined in the Business Combination Agreement), and plus

(vi)	the Escrow Amount (as defined in the Business Combination Agreement), with the aggregate of items (i) to (vi) being divided by $10.00 being the value of each share of Canna-Global Class A Common Stock (as equitably adjusted for share splits, share dividends, combinations, recapitalizations and the like after the Closing).

Each New Quantum shareholder shall receive that number of Consideration Shares based on the number of the ordinary shares of New Quantum owned by such New Quantum shareholder, divided by the total number of the ordinary shares of the New Quantum owned by all New Quantum shareholders. For the avoidance of doubt, no cash consideration is payable by Canna-Global in the Exchange. Following the Exchange, the New Quantum shareholders will become shareholders of Canna-Global and New Quantum will continue as a wholly-owned subsidiary of Canna-Global. Each New Quantum shareholder, upon receiving the Canna-Global Class A Common Stock, will cease to have any other rights in and to the ordinary shares of New Quantum.

Charter Amendment and Termination Date

On November 30, 2021, Canna-Global consummated its IPO of 20,000,000 Units, pursuant to a registration statement on Form S-1 (Registration No. 333-258619) that became effective on November 29, 2021. The IPO included 3,000,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option, with each Unit consisting of one share of Class A common stock and one redeemable Warrant, with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to Canna-Global of $200,000,000. Simultaneously with the closing of the IPO, Canna-Global completed the private sale of an aggregate of 802,500 Placement Units to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds of $8,025,000. A total of $233,450,000, comprised of $230,000,000 of the proceeds from the Canna-Global IPO (which amount includes $8,050,000 of the underwriter’s deferred discount) and a portion of the $8,025,000 proceeds of the sale of the Placement Units, was placed in the Trust Account.

As reported on December 1, 2022 on Form 8-K, Canna-Global held a special meeting of its stockholders on November 28, 2022, where stockholders approved an amendment to the Trust Agreement pursuant to which the Trust Agreement was amended to extend the date on which the trustee must liquidate the Trust Account if Canna-Global has not completed its initial business combination, from December 2, 2022 to December 2, 2023 provided that Canna-Global deposits $0.045 per share of Canna-Global public Class A Common Stock per month extended (the “Extension Amendment Proposal”). Stockholders also approved the First Amendment to Canna-Global’s Second Amended and Restated Certificate of Incorporation, giving Canna-Global the right to extend the date by which it must consummate an initial business combination by up to twelve (12) one-month extensions to December 2, 2023. In connection with the voting on the Extension Amendment Proposal, holders of 20,630,630 shares of Canna-Global’s Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.26 per share, for an aggregate of approximately $211,651,029.

In connection with the exercise of the first monthly extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, giving effect to the redemptions disclosed above, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on November 30, 2022 in advance of the December 2, 2022 due date to extend the Termination Date to January 2, 2023.

In connection with the second monthly extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on January 2, 2023 in connection with the January 2, 2023 due date to extend the Termination Date to February 2, 2023.

In connection with the third monthly extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on January 27, 2023 in advance of the February 2, 2023 due date to extend the Termination Date to March 2, 2023.

In connection with the fourth monthly extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on February 27, 2023 in advance of the March 2, 2023 due date to extend the Termination Date to April 2, 2023.

In connection with the fifth extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on March 24, 2023 in advance of the April 2, 2023 due date to extend the Termination Date to May 2, 2023.

In connection with the sixth extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on April 28, 2023 in advance of the May 2, 2023 due date to extend the Termination Date to June 2, 2023.

In connection with the seventh extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on June 5, 2023 in connection with the June 2, 2023 due date to extend the Termination Date to July 2, 2023.

In connection with the eighth extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on June 30 , 2023 in connection with the July 2, 2023 due date to extend the Termination Date to August 2, 2023.

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

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Note 1 — Description of Organization and Business Operations (Continued)

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2023 and for the Six months ended June 30, 2023 and June 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $12 in cash and no cash equivalents as of June 30, 2023. The Company had $54,476 in cash and no cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2023, substantially all of the assets held in the Trust Account were held in mutual funds. At June 30, 2023, the balance in the Trust Account was $24,974,546. At December 31, 2022, the balance in the Trust Account was $24,599,703.

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

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value (10.54 per share at June 30, 2023 and $10.38 per share at December 31, 2022). Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three months Ended June 30, 2023	For the Three months Ended June 30, 2022	For the Six months Ended June 30, 2023	For the Six months Ended June 30, 2022

Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$(159,299)	$130,248	$(179,924)	$(50,411)
Denominator: weighted average number of Class A common shares	3,229,370	23,860,000	3,229,370	23,860,000
Basic and diluted net income (loss) per Class A common share	$(0.05)	$0.01	$(0.06)	$(0.00)

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(283,637)	$31,388	$(320,362)	$(12,148)
Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per non-redeemable Class B common shares	$(0.05)	$0.01	$(0.06)	$(0.00)

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

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On April 12, 2021 the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2023 or (ii) the consummation of the Initial Public Offering. Following the IPO of the Company on December 2, 2021, a total of $154,288 under the promissory note was fully repaid on January 21, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there was $190,000 drawn down from such Working Capital Loans. As of June 30, 2023, there was $544,135 drawn down from such Working Capital Loans.

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

In connection with approval of the Extension Amendment Proposal, the Company caused $0.045 per outstanding share of our Class A Common Stock or approximately $106,622 for the remaining 2,369,370 Class A common stock to be paid to the Trust Account for the nine one-month extension from December 2, 2022 to September 2, 2023, in advance of each monthly due date. As of December 31, 2022, $106,622 were outstanding under such extension loan. As of June 30, 2023, $856,487 were outstanding under such extension loan.

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

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2022, $120,000 had been paid to the Sponsor under the Administrative Support Agreement. As of June 30, 2023, $20,000 had been accrued under the Administrative Support Agreement.

Consulting Agreement

On March 15, 2022, the Company signed an agreement with Jonathan Combs, who is related to our CEO, for consulting service. The company has agreed to pay him a total of $7,000 per month for service. For the six months ended June 30, 2023, $21,000 had been paid to him under the agreement.

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

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding. As of June 30, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and June 30, 2023, there were 860,000 shares of Class A common stock issued and outstanding (excluding 2,369,370 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2022 and June 30, 2023 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

Note 8 – Subsequent Events

In connection with the ninth extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of its Class A common stock, or approximately $106,622 for the remaining Class A common stock to be deposited in the Trust Account on July 31, 2023 in connection with the August 2, 2023 due date to extend the Termination Date to September 2, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2022 filed with the SEC on June 30, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares of common stock in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the founder shares resulted in the issuance of common stock on a greater than one-to-one basis;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our common stock and/or rights.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary in connection with our Initial Public Offering, as described below, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $556,890 for the period ended June 30, 2023. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination and have a net loss of $500,286 for the six months ended June 30, 2023.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Canna-Global Acquisition Corp

Date: August 21, 2023	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

