Form 10-K
period 2023-12-31
Canna-Global Acquisition Corp
filed 2024-04-16
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 16, 2024, there were 860,000 shares of Class A common stock, par value $0.000001 per share, of the registrant (excluding 1,112,657 shares subject to possible redemption), and 5,750,000 shares of the Company’s Class B common stock, par value $0.000001 per share, of the registrant issued and outstanding.

i

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

ii

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” (which includes the representative shares) are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” or “business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 30, 2021;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement warrant;
●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;
●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;
●	“private placement” are to the private placement of 802,500 placement units at a price of $10.00 per unit, for an aggregate purchase price of $8,025,000, which occurred simultaneously with the completion of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Registration Statement” are to the Form S-1 filed initially with the SEC on August 9, 2021, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

iii

●	“representative” are to EF Hutton LLC, who is the representative of the underwriters in our initial public offering;
●	“representative shares” are to the 57,500 shares of our Class A common stock issued in December 2021 to the representative and its designees;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“special meeting” are to the special meeting of its stockholders held by Canna-Global on November 28, 2022, and on December 1, 2023, in lieu of its 2022 and 2023 annual meetings;
●	“sponsor” are to Canna-Global LLC;
●	“termination date” are to the date by which Canna-Global must (i) complete an initial business combination, (ii) cease its operations if it fails to complete such initial business combination, and (iii) redeem or repurchase 100% of Canna-Global’s Class A Common Stock shares included as part of the units sold in Canna-Global’s IPO from December 2, 2024;
●	“trust account” are to the trust account at J.P. Morgan Securities LLC maintained by the trustee in which an amount of $233,450,000 ($10.15 per unit) from the net proceeds of the sale of the units and placement units (including to reflect the underwriters exercise of the overallotment in full) in the initial public offering was placed on December 2, 2021;
●	“trust agreement” are to the Investment Management Trust Agreement, dated December 2, 2021, as previously amended and as further amended from time to time, by and between Canna-Global and Continental Stock Transfer & Trust Company, as trustee;
●	“trustee” are to Continental Stock Transfer & Trust Company;
●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;
●	“units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;
●	“warrant agent” are to Continental; and
●	“we,” “us,” “Company” or “our Company” are to Canna-Global Acquisition Corp.

iv

PART I

Item 1. Business

General

We are an early stage blank check company incorporated in April 2021 as a Delaware corporation whose business purpose is to effect an initial business combination. Since our initial public offering, we have focused our search for an initial business combination with businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region.

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

Our management team is led by J. Gerald (Gerry) Combs, our Chief Executive Officer, and Sharwin Sinnan, our Chief Financial Officer. Mr. Combs brings more than 30 years of leadership experience across numerous engagements with a focus on investment management, manufacturing, and business growth working with a range of businesses from start-ups to established enterprises. We must complete our initial business combination by December 2, 2024, subject to one-month extensions (the “Termination Date”). If our initial business combination is not consummated by the Termination Date, then our existence will terminate, and we will distribute all amounts in the trust account.

Termination of the New Quantum Holdings Pty Ltd. Merger Agreement

On June 15, 2023, the Company entered into a definitive Bid Implementation and Business Combination Agreement (the “BIBCA Agreement”) with New Quantum Holdings Pty Ltd. (“New Quantum”) in connection with Canna-Global’s initial business combination. On October 16, 2023, the Company received written notice that New Quantum had terminated the BIBCA Agreement. As a result of the termination of the BIBCA Agreement, the BIBCA Agreement was of no further force and effect, and certain agreements entered into in connection with the BIBCA Agreement, were no longer in force or effect. Following the termination of the BIBCA Agreement, the Company continued to evaluate other possible business combination targets promptly though there can be no assurance these evaluations or efforts will result in a business combination transaction.

Extensions

November 28, 2022 Special Meeting

As previously announced on Form 8-K filed with the SEC on December 1, 2022, on November 28, 2022, we held a special meeting of our stockholders in lieu of our annual meeting pursuant to due notice (the “Special Meeting”). Our stockholders entitled to vote at the Special Meeting cast their votes and approved an amendment to the Trust Agreement (the “First Extension Amendment Proposal”), pursuant to which the Trust Agreement was amended to extend the date on which the trustee must liquidate the Trust Account if we have not completed our initial business combination, from December 2, 2022 to December 2, 2023 provided we deposit $0.045 per share of Canna-Global public Class A Common Stock per month extended.

Our stockholders also approved the First Amendment to our second amended and restated certificate of incorporation at the Special Meeting, giving us the right to extend the date by which we must (i) consummate an initial business combination, (ii) cease our operations if we fail to complete such initial business combination, and (iii) redeem or repurchase 100% of our public shares of Class A Common Stock included as part of the units sold in our IPO from December 2, 2022 by up to twelve (12) one-month extensions to December 2, 2023.

December 1, 2023 Special Meeting

As previously announced on Form 8-K filed with the SEC on December 7, 2023, on December 1, 2023, we held a special meeting of our stockholders in lieu of our annual meeting pursuant to due notice (the “Special Meeting”). Our stockholders entitled to vote at the Special Meeting cast their votes and approved an amendment to the Trust Agreement (the “Second Extension Amendment Proposal”), pursuant to which the Trust Agreement was amended a second time to extend the date on which the trustee must liquidate the Trust Account if we have not completed our initial business combination, from December 2, 2023 to December 2, 2024 provided we deposit $0.045 per share of Canna-Global public Class A Common Stock per month extended.

Our stockholders also approved the Second Amendment to our second amended and restated certificate of incorporation at the Special Meeting, giving us the right to extend the date by which we must (i) consummate an initial business combination, (ii) cease our operations if we fail to complete such initial business combination, and (iii) redeem or repurchase 100% of our public shares of Class A Common Stock included as part of the units sold in our IPO from December 2, 2023 by up to twelve (12) one-month extensions to December 2, 2024.

In connection with its first extension of the Termination Date, Canna-Global caused $0.045 per outstanding share of Canna-Global’s Class A common stock to be paid to the Trust.

Business Strategy

We seek to create compelling stockholder value by leveraging the track record, strong network, and complementary experience of our management team and sponsor affiliate, which includes strong expertise in mergers and investment management. We may pursue a business combination target in any business, industry or geographic region, however, we expressly disclaim any intent to and will not consummate a business combination with a target business located in China or Hong Kong.

Our business strategy is to identify and complete one or more business combinations with a target which we believe can materially grow revenue and earnings both organically and inorganically through the efforts of our management team. These may include targets that can benefit from access to capital in order to: (i) increase spending on strategic initiatives that are expected to generate favorable returns and which can accelerate revenue and earnings growth; (ii) invest in infrastructure or technology; or (iii) fundamentally restructure their business operations.

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

Our management team has been communicating with their networks of relationships to articulate the parameters for our search for a target business and a potential business combination, and has begun the process of pursuing and reviewing potential opportunities. After the initial business combination, our management team intends to apply a rigorous approach to enhancing stockholder value, including examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. We also plan to evaluate additional opportunities in the cannabis industry that offer broad portfolio synergies and conduct appropriate risk-weighted analyses to capture opportunities for growth and value at every level of the cannabis industry supply chain.

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Initial Business Combination

We will have until the Termination Date to consummate our initial business combination unless extended by the Company’s stockholders in accordance with the first amendment to our second amended and restated certificate of incorporation.

In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount into the trust account, as it has done for the first five monthly extensions of the Termination Date, it will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination by the Termination Date, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the placement units will expire and will be worthless. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

Financial Position

With funds available in the trust account in the amount of $12,304,455 as of December 31, 2023 for an initial business combination (or $4,254,455 after payment of $8,050,000 of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We will have until the Termination Date to consummate our initial business combination unless extended by the Company’s stockholders in accordance with the first amendment to our second amended and restated certificate of incorporation.

In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount into the trust account, as it has done for the first five monthly extensions of the Termination Date, it will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination by the Termination Date, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the placement units will expire and will be worthless. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the Termination Date. In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount into the trust account, as it has done for the first five monthly extensions of the Termination Date, it will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional placement units at a price of $10.00 per unit. Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination.

Our stockholders have approved the issuance of the placement units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. Our sponsor is not obligated to fund the trust account to extend the time for us to complete our initial business combination. The public stockholders will not be able to vote on or redeem their public shares in connection with any such extensions.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $743 of proceeds held outside the trust account plus up to $100,000 of funds from the interest on the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of April 16, 2024, there were two holders of record of our units, four holders of record of our shares of Class A common stock and one holder of record of our warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary in connection with our IPO, as described below, and identifying a target for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $1,196,903 for the year ended December 31, 2023. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial business combination and have a net loss of $348,229 for the year ended December 31, 2023. For the year ended December 31, 2022, we generated interest income on marketable securities held in the Trust Account of $2,772,773. We incur expenses for formation and operating expenses in connection with business combination and had net income of $1,159,838.

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

Prior to the completion of our initial business combination, we will have available to us the approximately $743 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company.

We had a consulting agreement to pay Jonathan Combs a monthly fee of $7,000 for consulting service provided to the Company. We began incurring these fees after November 30, 2021 and the agreement has been terminated since April 2023. For the year ended December 31, 2023, $21,000 had been paid to him under the agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Through December 31, 2023, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on April 12, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
J. Gerald Combs	74	Chief Executive Officer and Director
Sharwin Sinnan	40	Chief Financial Officer and Director
Subramaniam Thavaraj	71	Director, Chairperson of the Board’s Compensation Committee, Member of the Board’s Governance and Nomination Committee and Member of the Board’s Audit Committee
Christine Cho	63	Director, Chairperson of the Board’s Audit Committee and Member of the Board’s Compensation Committee
Kah Yong Tham	68	Director, Chairperson of the Board’s Governance and Nomination Committee, Member of the Board’s Audit Committee and Member of the Board’s Compensation Committee

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

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

The term of office of the first class of directors, consisting of Christine Cho and Kah Yong Tham, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Subramaniam Thavaraj, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of J. Gerald Combs and Sharwin Sinnan, will expire at our third annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Christine Cho, Kah Yong Tham and Subramaniam Thavaraj serve as members of our audit committee. Our board of directors has determined that each Christine Cho, Kah Yong Tham and Subramaniam Thavaraj meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Christine Cho serves as the chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that each of Christine Cho, Kah Yong Tham and Subramaniam Thavaraj qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor, of $10,000 per month until the Termination Date, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. We had a consulting agreement to pay Jonathan Combs a monthly fee of $7,000 for consulting service provided to the Company. We began incurring these fees after November 30, 2021 and the agreement has been terminated since April, 2023. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Subramaniam Thavaraj and Kah Yong Tham. Kah Yong Tham serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Subramaniam Thavaraj and Kah Yong Tham is independent.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,665,157 shares of our common stock, consisting of (i) 1,915,157 shares of Class A common stock, par value $0.000001 per share, issued and outstanding (including 1,112,657 shares subject to possible redemption) and (ii) 5,750,000 shares of our Class B common stock, issued and outstanding. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of 7,665,157 Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Canna-Global LLC(1)	802,500	41.9%	5,629,000	97.9%	83.9%
J. Gerald Combs	-	-	40,000	*	*
Sharwin Sinnan	-	-	20,000	*	*
Subramaniam Thavaraj	-	-	5,000	*	*
Kah Yong Tham	-	-	5,000	*	*
Christine Cho	-	-	1,000	*	*
All executive officers and directors as a group (five (5) individuals)	-	-	76,000	*	*
Westchester Capital Management, LLC(3)	134,020	7.0%	-	*	1.7%
Glazer Capital, LLC(4)	282,053	14.7%	-	*	3.7%

*	Less than 1%

(1)	Canna-Global LLC, our sponsor, is the record holder of the securities reported herein. The business address of each of these entities and individuals is 4640 Admiralty Way, Suite 500, Marina Del Rey, California 90292.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares.

(3)	Based on information available on Schedule 13G filed with SEC on February 14, 2023 filed jointly for Westchester Capital Management, LLC, a Delaware limited liability company, Westchester Capital Partners, LLC, a Delaware limited liability company and Virtus Investment Advisers, Inc., a Massachusetts corporation. Their business address is Westchester Capital Management, LLC, 100 Summit Drive, Valhalla, NY 10595.

(4)	Based on information available on Schedule 13G filed with SEC on February 14, 2023 filed jointly for Glazer Capital, LLC, a Delaware limited liability company and Paul J. Glazer who serves as the Managing Member of Glazer Capital LLC. Their business address is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

On November 10, 2022, our sponsor agreed to loan us up to $160,000 (in addition to the $30,000 in loans that the sponsor had loaned us in April 2022) to be used for working capital expenses. This loan was non-interest bearing, unsecured and due upon the consummation of the initial business combination. As of December 31, 2023, $644,560 is due under this working capital loan.

In connection with approval of the First Extension Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A common stock, giving effect to the redemptions or approximately $106,622 for the remaining 2,369,370 Class A common stock to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date on November 30, 2022 in advance of the December 2, 2022 due date pursuant to the extension loans from the Company’s sponsor. As of December 31, 2023, $1,369,364 is due under the extension loans.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Subramaniam Thavaraj, Christine Cho and Kah Yong Tham is an “independent director,” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey, LLP in connection with regulatory filings. The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2023 and 2022, totaled $47,500 and $42,500, respectively. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MaloneBailey, LLP for consultations concerning financial accounting and reporting standards for the years ended December 31, 2023 and December 31, 2022.

Tax Fees. We did not pay MaloneBailey, LLP for tax planning and tax advice for the year ended December 31, 2023. We paid MaloneBailey a total of $8,000 for tax planning and tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay MaloneBailey, LLP other fees for the year ended December 31, 2023, or for the year ended December 31, 2022.

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

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at sec.gov.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Canna-Global Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Canna-Global Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 16, 2024

Canna-Global Acquisition Corp

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$743	$54,476
Accounts receivable	-	25,000
Prepaid income tax	208,650	-
Prepaid franchise tax	15,679	-
Prepaid expenses	4,350	6,350
Total Current Assets	229,422	85,826

Cash and Marketable Securities held in trust account	12,304,455	24,599,703

Total Assets	$12,533,877	$24,685,529

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,155,832	$555,605
Accrued expenses	80,000	20,000
Franchise tax payable	-	206,719
Income tax payable	-	231,252
Working capital loan	644,560	190,000
Extension loan	1,369,364	106,622
Excise tax liability	137,430	-
Total Current Liabilities	3,387,186	1,310,198

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	11,437,186	9,360,198

Commitments and Contingencies

Class A common stock subject to possible redemption; 1,112,657 shares (at $11.06 per share) at December 31, 2023 and 2,369,370 shares ($10.38 per share) at December 31, 2022	12,304,455	23,019,232

Stockholders’ Deficit
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 1,112,657 and 2,369,370 shares subject to possible redemption as of December 31, 2023 and 2022, respectively)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6

Accumulated deficit	(11,207,771)	(7,693,908)
Total Stockholders’ Deficit	(11,207,764)	(7,693,901)
Total Liabilities and Stockholders’ Deficit	$12,533,877	$24,685,529

The accompanying notes are an integral part of these financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Formation and operating costs	$(1,187,581)	$(1,174,964)
Franchise tax	(149,324)	(206,719)
Loss from Operations	(1,336,905)	(1,381,683)

Other Income
Interest earned on marketable securities held in trust account	1,196,903	2,772,773
Net Income (Loss) before income taxes	$(140,002)	$1,391,090
Income tax expense	(208,227)	(231,252)
Net Income (Loss)	$(348,229)	$1,159,838

Weighted average shares outstanding of Class A common stock	3,129,552	21,994,765
Basic and diluted net income (loss) per common stock	$(0.04)	$0.04
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net income (loss) per common stock	$(0.04)	$0.04

The accompanying notes are an integral part of these financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,693,908)	$(7,693,901)
Extension Funds attributable to common stock subject to redemption	-	-	-	-	-	(1,262,742)	(1,262,742)
Remeasurement of common stock subject to redemption	-	-	-	-	-	(1,765,462)	(1,765,462)
Excise tax liability	-	-	-	-	-	(137,430)	(137,430)
Net Loss	-	-	-	-	-	(348,229)	(348,229)
Balance – December 31, 2023	860,000	1	5,750,000	$6	-	(11,207,771)	$(11,207,764)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	860,000	$1	5,750,000	$6	$-	$(7,633,485)	$(7,633,478)
Remeasurement of common stock subject to redemption	-	-	-	-	-	(1,113,639)	(1,113,639)
Extension Funds attributable to common stock subject to redemption	-	-	-	-	-	(106,622)	(106,622)
Net Income	-	-	-	-	-	1,159,838	1,159,838
Balance – December 31, 2022	860,000	$1	5,750,000	$6	-	(7,693,908)	(7,693,901)

The accompanying notes are an integral part of these financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$(348,229)	$1,159,838
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,196,903)	(2,772,773)
Changes in operating assets and liabilities:
Accounts Receivable	25,000	-
Prepaid expenses	2,000	73,576
Account payable	600,226	555,605
Accrued expenses	60,000	(10,000)
Franchise tax payable	(206,719)	124,402
Franchise tax prepaid	(15,679)	-
Income tax payable	(231,252)	231,252
Income tax prepaid	(208,650)	-
Net cash used in operating activities	(1,520,206)	(638,100)

Cash flows from investing activities:
Cash withdraw from trust account in connection with redemption	13,742,981	211,651,029
Cash withdrawn from Trust Account to pay taxes	1,011,913	80,000
Investment of cash in Trust Account	(1,262,742)	(106,622)
Net cash provided by (used in) investing activities	13,492,152	(211,624,407)

Cash flows from financing activities:
Redemption of Common Stock	(13,742,981)	(211,651,029)
Proceeds from working capital loan	454,560	106,622
Proceeds from extension loan	1,262,742	190,000
Repayment of promissory note - related party	-	(154,288)
Net cash used in financing activities	(12,025,679)	(211,508,695)

Net change in cash	(53,733)	(522,388)
Cash at the beginning of the period	54,476	576,864
Cash at the end of the period	$743	$54,476

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$1,262,742	$106,622
Re-measurement of common stock subject to redemption	$1,765,462	$1,113,639
Excise tax liability	$137,430	$-

The accompanying notes are an integral part of these financial statements.

CANNA-GLOBAL ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Financing

As of December 31, 2023, the Company had not commenced any operations beyond its initial public offering and seeking an initial Business Combination. All activity for the period from April 12, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2023, we have available to us $743 of cash on our balance sheet with a working capital deficit of $3,157,764.

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

The Company will have until December 2, 2024 (the “Termination Date”) to consummate a Business Combination. If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Termination of the New Quantum Holdings Pty Ltd. Merger Agreement

On June 15, 2023, the Company entered into a definitive Bid Implementation and Business Combination Agreement (the “BIBCA Agreement”) with New Quantum Holdings Pty Ltd. (“New Quantum”) in connection with Canna-Global’s initial business combination. On October 16, 2023, the Company received written notice that New Quantum had terminated the BIBCA Agreement. As a result of the termination of the BIBCA Agreement, the BIBCA Agreement was of no further force and effect, and certain agreements entered into in connection with the BIBCA Agreement, were no longer in force or effect. Following the termination of the BIBCA Agreement, the Company continued to evaluate other possible business combination targets promptly though there can be no assurance these evaluations or efforts will result in a business combination transaction.

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

The Company held a special meeting of its stockholders on November 28, 2022, where stockholders approved an amendment to the Trust Agreement pursuant to which the Trust Agreement was amended to extend the date on which the trustee must liquidate the Trust Account if the Company has not completed its initial business combination, from December 2, 2022 to December 2, 2023 provided that the Company deposits $0.045 per share of Canna-Global public Class A Common Stock per month extended (the “Extension Amendment Proposal”). Stockholders also approved the First Amendment to Canna-Global’s Second Amended and Restated Certificate of Incorporation, giving Canna-Global the right to extend the date by which it must consummate an initial business combination by up to twelve (12) one-month extensions to December 2, 2023. In connection with the voting on the Extension Amendment Proposal, holders of 20,630,630 shares of Canna-Global’s Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.26 per share, for an aggregate of approximately $211,651,029.

On December 1, 2023, the Company held a special meeting of its shareholders, in lieu of its 2023 annual meeting, in a virtual format pursuant to due notice (the “2023 Special Meeting”). At the 2023 Special Meeting, the Company shareholders entitled to vote at the 2023 Special Meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account (the “Trust Account”) established in connection with the IPO if the Company has not completed its initial business combination, from December 2, 2023 by up to twelve (12) one-month extensions to December 2, 2024. In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the 2023 Special Meeting, holders of 1,256,713 shares of public Class A common stock exercised their right to redeem those shares for cash at an approximate price of $10.76 per share, for an aggregate payout of approximately $13,742,981.

Following the special meeting on December 1, 2023, Canna-Global deposited $44,506 or $0.040 per outstanding share of Canna-Global’s Class A common stock to the Trust Account to extend the Termination Date from December 2, 2023 to January 2, 2024.

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

Risks and Uncertainties

Management continues evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $743 in cash and no cash equivalents as of December 31, 2023. The Company had $54,476 in cash and no cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2023, substantially all of the assets held in the Trust Account were held in mutual funds. At December 31, 2023, the balance in the Trust Account was $12,304,455. At December 31, 2022, the balance in the Trust Account was $24,599,703.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During years ended December 31, 2023 and 2022 the company incurred $149,324 and $206,719 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the year ended December 31, 2023, the Company generated taxable income of $1,196,903 and recognized income tax expense of $208,227 and the Company has prepaid income tax $208,650. For the year ended December 31, 2022, the Company generated taxable income of $1,042,912 and thus accrued and recognized income tax expense of $231,252. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 after applying enacted corporate income tax rate, is net operating loss carryforward of $0 and $0, and a valuation allowance of $0 and $0, respectively, which the total deferred tax asset was $0 in both 2023 and 2022.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in 2023; as a result, the Company recorded $137,430 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($11.06 per share at December 31, 2023 and $10.38 per share at December 31, 2022). Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of December 31, 2023 and December 31, 2022, 1,112,657 and 2,369,370 Class A Common Stocks outstanding are subject to possible redemption respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income or Loss Per Share

Net income (loss) per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations include a presentation of income (loss) per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (loss) per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the net income allocable to Class A common stock subject to possible redemption, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing net income allocable to non-redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods. Shares of non-redeemable Class B common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$(122,730)	$919,466
Denominator: weighted average number of Class A common shares	3,129,552	21,994,765
Basic and diluted net income (loss) per Class A common share	$(0.04)	$0.04

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(225,499)	$240,372

Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	5,750,000
Basic and diluted net income (loss) per non-redeemable Class B common shares	$(0.04)	$0.04

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	Level	December 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$12,304,455	$24,599,703

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Initial Public Offering

Pursuant to the Initial Public Offering the Company consummated on December 2, 2021, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $230,000,000. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, there was $644,560 and $190,000 outstanding under such Working Capital Loans respectively.

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

On December 1, 2023, the Company held a special meeting of its shareholders, in lieu of its 2023 annual meeting, in a virtual format pursuant to due notice (the “2023 Special Meeting”). At the 2023 Special Meeting, the Company shareholders entitled to vote at the 2023 Special Meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account (the “Trust Account”) established in connection with the IPO if the Company has not completed its initial business combination, from December 2, 2023 by up to twelve (12) one-month extensions to December 2, 2024.

In connection with approval of the Extension Amendment Proposal, the Company caused $0.040 per outstanding share of our Class A Common Stock or approximately $44,506 for the remaining 1,112,657 Class A common stock to be paid to the Trust Account for the twelve one-month extension from December 2, 2023 to December 2, 2024, in advance of each monthly due date. As of December 31, 2023, $1,369,364 were outstanding under such extension loan. As of December 31, 2022, $106,622 were outstanding under such extension loan.

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

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor has deposited $3,450,000 into the trust account in connection with the IPO.

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

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and the year ended December 31, 2022, the Company incurred $120,000 and $120,000, respectively, in fees related to this service. As of December 31, 2023, $80,000 had been accrued under the Administrative Support Agreement. As of December 31, 2022, $20,000 had been accrued under the Administrative Support Agreement.

Consulting Agreement

On March 15, 2022, the Company signed an agreement with Jonathan Combs, who is related to our CEO, for consulting service. The company has agreed to pay him a total of $7,000 per month for service. For the year ended December 31, 2023, $21,000 had been paid to him under the agreement. For the year ended December 31, 2022, $63,000 had been paid to him under the agreement. The Consulting Agreement has been terminated since April 2023.

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

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 860,000 shares of Class A common stock issued and outstanding (excluding 1,112,657 and 2,369,370 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022 there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the filing date, the date the audited financial statements were available to issue. Based upon this review, the Company identified the following subsequent events:

On January 2, 2024 the Company has deposited in the Trust Account $44,506 to extend the period of time to complete the Business Combination from January 2, 2024 to February 2, 2024. On February 2, 2024 the Company has deposited in the Trust Account $44,506 to extend the period of time to complete the Business Combination from February 2, 2024 to March 2, 2024. On March 2, 2024 the Company has deposited in the Trust Account $44,506 to extend the period of time to complete the Business Combination from March 2, 2024 to April 2, 2024. On April 2, 2024 the Company has deposited in the Trust Account $44,506 to extend the period of time to complete the Business Combination from April 2, 2024 to May 2, 2024.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 29, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC(4)
3.1	Certificate of Incorporation(1)
3.2	First Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
3.4	Form of Second Amended and Restated Certificate of Incorporation(3)
3.5	First Amendment to the Second Amended and Restated Certificate of Incorporation(5)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement, dated as of November 29, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of November 29, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
10.2	First Amendment to the Investment Management Trust Agreement(5)
10.3	Registration and Stockholder Rights Agreement, dated as of November 29, 2021, among the Company, Canna-Global LLC and certain directors of the Company(4)
10.4	Private Placement Unit Purchase Agreement, dated as of November 29, 2021, between the Company and Canna-Global LLC(4)
10.5	Form of Indemnity Agreement(1)
10.6	Promissory Note, dated as of April 12, 2021, issued to Canna-Global LLC(1)
10.7	Securities Subscription Agreement, dated July 13, 2021, between the Registrant and Canna-Global LLC(1)
10.8	Letter Agreement, dated as of November 29, 2021, among the Company, Canna-Global LLC and each of the officers and directors of the Company(4)
10.9	Administrative Services Agreement, dated as of November 29, 2021, between the Company and Canna-Global LLC(4)
10.10	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders(1)
10.11	Second Amendment to the Second Amended and Restated Articles of Association(6)
10.12	Second Amendment to Investment Management Trust Agreement(6)
10.13	Bid Implementation and Business Combination Agreement, dated as of June 15, 2023, by and among Canna-Global Acquisition Corp and New Quantum Holdings Pty Ltd., an Australian company with Australian Company Number (ACN) 628 253 743, along with J. Gerald Combs, solely in his capacity as the representative for the stockholders of Canna-Global and Hyun Jong Chung, solely in his capacity as the representative for New Quantum(7)
10.14	Sponsor Support Agreement, dated as of June 15, 2023, by and among Canna-Global, New Quantum, and Canna-Global LLC, a Delaware limited liability company(7)
10.15	Form of Lock-Up Agreement by and among each of the Significant Company Holders, the Key Sponsor and the One-Percent Shareholders(7)
10.16	Form of Non-Competition and Non-Solicitation Agreement(7)
Form of Registration Rights Agreement by and among Canna-Global, Canna-Global LLC and certain directors of Canna-Global(7)
10.17	Joinder Agreement to Bid Implementation and Business Combination Agreement(7)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

*	Filed herewith.

(1) Incorporated by reference to the Company’s Form S-1, filed with the SEC on August 9, 2021.

(2) Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 23, 2021.

(3) Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 12, 2021

(4) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 3, 2021.

(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 1, 2022.

(6) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 7, 2023.

(7) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 16, 2023.

42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canna-Global Acquisition Corp

Date: April 16, 2024	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Gerald Combs	Chief Executive Officer and Director	April 16, 2024
J. Gerald Combs	(Principal Executive Officer)

/s/ Sharwin Sinnan	Chief Financial Officer and Director	April 16, 2024
Sharwin Sinnan	(Principal Financial and Accounting Officer)

/s/ Subramaniam Thavaraj	Director	April 16, 2024
Subramaniam Thavaraj

/s/ Christine Cho	Director	April 16, 2024
Christine Cho

/s/ Kah Yong Tham	Director	April 16, 2024
Kah Yong Tham

43