Form 10-Q
period 2024-03-31
Canna-Global Acquisition Corp
filed 2024-06-07
CIK 1867443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41102

Canna-Global Acquisition Corp

(Exact name of registrant as specified in its charter)

Delaware	86-3692449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

310-496-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.000001 per share, and one redeemable warrant of one share of Common Stock	CNGLU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	CNGL	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	CNGLW	The Nasdaq Stock Market LLC
Representative’s shares of Class A common stock	CNGL	The Nasdaq Stock Market LLC

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

Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 7, 2024, there were 860,000 shares of Class A common stock, par value $0.000001 per share, of the Company issued and outstanding (excluding 1,112,657 shares subject to possible redemption), 5,750,000 shares of Class B common stock, par value $0.000001 per share, of the Company issued and outstanding.

Canna-Global Acquisition CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Canna-Global Acquisition Corp

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$37,485	$743
Prepaid income tax	153,653	208,650
Prepaid franchise tax	-	15,679
Prepaid expenses	80,717	4,350
Total Current Assets	271,855	229,422

Cash and Marketable Securities held in trust account	12,553,922	12,304,455

Total Assets	$12,825,777	$12,533,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$996,767	$1,155,832
Accrued expenses	110,000	80,000
Franchise tax payable	13,361	-
Working capital loan	1,084,560	644,560
Extension loan	1,458,377	1,369,364
Excise tax liability	137,430	137,430
Total Current Liabilities	3,800,495	3,387,186

Deferred underwriter commission	8,050,000	8,050,000

Total Liabilities	11,850,495	11,437,186

Commitments and Contingencies

Class A common stock subject to possible redemption; 1,112,657 shares (at $11.27 per share) at March 31, 2024 and ($11.06 per share) at December 31, 2023	12,540,561	12,304,455

Stockholders’ Deficit
Preferred Stock, $0.000001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.000001 par value; 200,000,000 shares authorized; 860,000 issued and outstanding (excluding 1,112,657 shares subject to possible redemption as of March 31, 2024 and December 31, 2023)	1	1
Class B common stock, $0.000001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	6	6

Accumulated deficit	(11,565,286)	(11,207,771)
Total Stockholders’ Deficit	(11,565,279)	(11,207,764)
Total Liabilities and Stockholders’ Deficit	$12,825,777	$12,533,877

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Formation and operating costs	$(197,826)	$(206,212)
Franchise tax	(29,040)	(55,683)
Loss from Operations	(226,866)	(261,895)

Other Income
Interest earned in operating account	1	-
Interest earned on marketable securities held in trust account	160,454	262,358
Net Income (Loss) before income taxes	$(66,411)	$463
Income tax expense	(54,998)	(57,813)
Net Loss	$(121,409)	$(57,350)

Weighted average shares outstanding of Class A common stock	1,972,657	3,229,370
Basic and diluted net income (loss) per common stock	$(0.02)	$0.05
Weighted average shares outstanding of Class B common stock	5,750,000	5,750,000
Basic and diluted net loss per common stock	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2023	860,000	$1	5,750,000	$6	$-	$(11,207,771)	$(11,207,764)
Remeasurement of common stock subject to redemption	-	-	-	-	-	(147,093)	(147,093)
Extension Funds attributable to common stock subject to redemption	-	-	-	-	-	(89,013)	(89,013)
Net Loss	-	-	-	-	-	(121,409)	(121,409)
Balance – March 31, 2024	860,000	$1	5,750,000	$6	$-	$(11,565,286)	$(11,565,279)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	860,000	$1	5,750,000	$6	$-	$(7,693,908)	$(7,693,901)
Remeasurement of common stock subject to redemption	-	-	-	-	-	(1,294,567)	(1,294,567)
Extension Funds attributable to common stock subject to redemption	-	-	-	-	-	(426,865)	(426,865)
Net Loss	-	-	-	-	-	(57,350)	(57,350)
Balance – March 31, 2023	860,000	$1	5,750,000	$6	$-	$(9,472,690)	$(9,472,683)

The accompanying notes are an integral part of these unaudited financial statements.

Canna-Global Acquisition Corp

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(121,409)	$(57,350)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(160,454)	(262,358)
Changes in operating assets and liabilities:
Prepaid expenses	(76,367)	-
Accounts payable	(159,065)	9,529
Accrued expenses	30,000	20,000
Franchise tax payable	13,361	(154,239)
Prepaid franchise tax	15,679	-
Income tax payable	-	57,813
Prepaid income tax	54,997	-
Net cash used in operating activities	(403,258)	(386,605)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	-	206,717
Investment of cash in Trust Account	(89,013)	(426,865)
Net cash used in investing activities	(89,013)	(220,148)

Cash flows from financing activities:
Proceeds from working capital loan	440,000	200,000
Proceeds from extension loan	89,013	426,865
Net cash provided by financing activities	529,013	626,865

Net change in cash	36,742	20,112
Cash at the beginning of the period	743	54,476
Cash at the end of the period	$37,485	$74,588

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$89,013	$426,865
Re-measurement of common stock subject to redemption	$147,093	$1,294,567

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

The Financing

As of March 31, 2024, the Company had not commenced any operations beyond its initial public offering and seeking an initial Business Combination. All activity for the period from April 12, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Offering and search for an initial Business Combination (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $853,288 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2024, we have available to us $37,485 of cash on our balance sheet with a working capital deficit of $3,528,640.

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

Termination of the New Quantum Business Combination Agreement

On June 15, 2023, Canna-Global entered into a Bid Implementation and Business Combination Agreement (the “Agreement”) by and among J. Gerald Combs, solely in his capacity as the representative for the stockholders of Canna-Global (the “Purchaser Representative”), New Quantum Holdings Pty Ltd., a Australian company with Australian Company Number (ACN) 628 253 743 (“New Quantum”), and Mr. Jong Chung, solely in his capacity, as the representative, from and after the Effective Time (as defined below) for New Quantum (the “Company Representative”) (the “Business Combination Agreement”). The Business Combination Agreement included a proposed takeover bid (the “Takeover Bid”) involving the acquisition by Canna-Global of New Quantum and its subsidiaries whereby New Quantum becomes as a wholly-owned subsidiary of Canna-Global (the “Acquisition” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” or the “Transactions”).

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

Following the special meeting on December 1, 2023, Canna-Global has deposited $44,506 or $0.040 per outstanding share of Canna-Global’s Class A common stock to the Trust Account per month for five months to extend the Termination Date from December 2, 2023 to May 2, 2024

In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $37,485 in cash and no cash equivalents as of March 31, 2024. The Company had $743 in cash and no cash equivalents as of December 31, 2023.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income earned on investment held in Trust Account in the accompanying unaudited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds. As of March 31, 2024, the balance in the Trust Account was $12,553,922. As of December 31, 2023, the balance in the Trust Account was $12,304,455.

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During three months ended March 31, 2024 and 2023 the Company incurred $29,040 and $55,683 in Delaware franchise tax respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended March 31, 2024, the Company generated taxable income of $160,454 which resulted to income tax expense and prepaid income tax of $54,998 and $153,653, respectively. For the three months ended March 31, 2023, the Company generated taxable income of $262,358 and thus the income tax payable as of March 31, 2023 amounted to $289,065 and recognized income tax expense of $57,813.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in 2023 and may have an impact to the Company’s fiscal 2024 tax provision; as a result, the Company recorded $137,430 excise tax liability as of March 31, 2024 and December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($11.27 per share at March 31, 2024 and $11.06 per share at December 31, 2023). Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of March 31, 2024 and December 31, 2023, 1,112,657 Class A Common Stocks outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Class A common stock
Numerator: net income (loss) allocable to Class A common shares	$(31,012)	$147,377
Denominator: weighted average number of Class A common shares	1,972,657	3,229,370
Basic and diluted net income (loss) per Class A common share	$(0.02)	$0.05

Non-redeemable Class B common shares
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(90,397)	$(204,728)

Denominator: weighted average number of non-redeemable Class B common shares	5,750,000	5,750,000
Basic and diluted net loss per non-redeemable Class B common shares	$(0.02)	$(0.04)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash and marketable securities held in trust account	1	$12,553,922	$12,304,455

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

Promissory Note — Related Party

On April 12, 2021 the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2024 or (ii) the consummation of the Initial Public Offering. Following the IPO of the Company on December 2, 2021, a total of $154,288 under the promissory note was fully repaid on January 21, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there was $1,084,560 and $644,560 outstanding under such Working Capital Loans, respectively.

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

In connection with approval of the Extension Amendment Proposal, the Company caused $0.040 per outstanding share of our Class A Common Stock or approximately $44,506 for the remaining 1,112,657 Class A common stock to be paid to the Trust Account for the twelve one-month extension from December 2, 2023 to December 2, 2024, in advance of each monthly due date. As of March 31, 2024, $1,458,377 were outstanding under such extension loan. As of December 31, 2023, $1,369,364 were outstanding under such extension loan.

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

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company incurred $30,000 and $30,000, respectively, in fees related to this service. As of March 31, 2024, $110,000 had been accrued under the Administrative Support Agreement. As of December 31, 2023, $80,000 had been accrued under the Administrative Support Agreement.

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

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.000001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our Certificate of Incorporation will authorize the Company to issue 200,000,000 shares of Class A common stock with a par value of $0.000001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 860,000 shares of Class A common stock issued and outstanding (excluding 1,112,657 shares subject to possible redemption).

Class B Common stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.000001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,750,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

On April 2, 2024 the Company has deposited in the Trust Account $44,506 to extend the period of time to complete the Business Combination from April 2, 2024 to May 2, 2024. On May 2, 2024 the Company has deposited in the Trust Account $44,506 to extend the period of time to complete the Business Combination from May 2, 2024 to June 2, 2024.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2023 filed with the SEC on April 16, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary in connection with our IPO, as described below, and identifying a target for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on marketable securities held in the Trust Account of $160,454 for the three months ended March 31, 2024. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial business combination and have a net loss of $121,409 for the three months ended March 31, 2024. For the three months ended March 31, 2023, we generated interest income on marketable securities held in the Trust Account of $262,358. We incur expenses for formation and operating expenses in connection with business combination and had a net loss of $57,350.

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

Prior to the completion of our initial business combination, we will have available to us the approximately $37,485 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, covering the period from January 1, 2023 through December 31, 2023 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Canna-Global Acquisition Corp

Date: June 7, 2024	By:	/s/ J. Gerald Combs
J. Gerald Combs
Chief Executive Officer

